Form 10-Q
period 2016-06-30
Atomera Inc
filed 2016-09-19
CIK 1420520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016.

or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 001-37850

ATOMERA INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	30-0509586
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

750 University Avenue, Suite 280
Los Gatos, California 95032

(Address, including zip code, of registrant’s principal executive offices)

(408) 442-5248

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act: Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of September 14, 2016 was 12,002,331.

Atomera Incorporated

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS

Current Assets:
Cash	$5,267	$3,197
Restricted Investment	15	15
Prepaid expenses and other current assets	111	48
Total current assets	5,393	3,260

Property and equipment, net	23	15
Deferred offering costs	234	145
Security Deposit	37	—

Total assets	$5,687	$3,420

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$420	$301
Accrued expenses	309	145
Senior secured convertible promissory notes payable, net	22,872	16,095

Total liabilities	23,601	16,541

Stockholders’ deficit:
Preferred stock, $0.001 par value, authorized 2,500 shares; none issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, authorized 47,500 shares; issued and outstanding 1,617 shares at June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	70,556	70,452
Subscription receivable	—	(188)
Accumulated deficit	(88,472)	(83,387)
Total stockholders’ deficit	(17,914)	(13,121)

Total liabilities and stockholders’ deficit	$5,687	$3,420

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated
Condensed Statements of Operations
(Unaudited)

(in thousands, except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Operating Expenses:
Research and development	$867	$576	$1,813	$1,096
General and administrative	893	440	1,754	2,139
Selling and marketing	91	-	210	11
Total operating expenses	$1,851	$1,016	$3,777	$3,246

Loss from operations	(1,851)	(1,016)	(3,777)	(3,246)

Other income/(expense):
Interest expense, net	(746)	(561)	(1,308)	(792)

Net loss:	$(2,597)	$(1,577)	$(5,085)	$(4,038)

Net loss per common share, basic and diluted	$(1.61)	$(1.28)	$(3.14)	$(3.27)

Weighted average number of common shares outstanding, basic and diluted	1,617	1,233	1,617	1,233

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated
Condensed Statements of Cash Flows
(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,085)	$(4,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	5
Debt issuance cost amortization	429	224
Stock-based compensation	104	344
Non-cash warrant fair value for services rendered	—	1,016
Non-cash interest expense	881	571
Compensation in exchange for settlement of subscription receivable	188	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(63)	(21)
Security deposit	(37)	—
Accounts payable	119	(419)
Accrued expenses	164	(57)
Net cash used in operating activities	(3,294)	(2,375)

NET CASH USED IN INVESTING ACTIVITIES
Acquisition of property and equipment	(14)	(2)
Net cash used in investing activities	(14)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured convertible promissory notes payable	—	1,097
Net proceeds from senior secured convertible promissory notes payable	5,467	6,615
Payment of offering costs	(89)	—
Net cash provided by financing activities	5,378	7,712

Net increase in cash	$2,070	$5,335

Cash at beginning of period	3,197	21

Cash at end of period	$5,267	$5,356

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
Periods Ended June 30, 2016 and 2015

1.	Nature of Operations

Atomera Incorporated (“Atomera” or the “Company”) was incorporated in the state of Delaware in March 2007 under the name MEARS Technologies, Inc. and is engaged in the development, commercialization and licensing of proprietary processes and technologies for the semiconductor industry. On January 12, 2016, the Company changed its name to Atomera Incorporated.

The Company is in the development stage, having not yet started planned principal operations, and is devoting substantially all of its efforts toward technology research and development. The Company has primarily financed operations through private placements of equity and debt securities and the Company’s Initial Public Offering (the “IPO”) which was consummated on August 10, 2016 (see Note 10).

2.	LIQUIDITY AND MANAGEMENT PLANS

At June 30, 2016 the Company had cash of approximately $5.3 million, a working capital deficit of approximately $18.2 million and Senior Secured Convertible Notes (the “Secured Notes”) with a principal and interest balance of approximately $22.9 million. The Company has not generated revenues since inception and has incurred recurring operating losses. At June 30, 2016 the Company had an accumulated deficit of approximately $88.5 million. In August 2016 the Company completed its IPO of 3,680,000 shares of common stock, raising net proceeds of approximately $24.7 million. In connection with the completion of the IPO, the Secured Notes automatically converted into 6,264,659 shares of common stock, thus extinguishing the debt associated with the Secured Notes.

During the second half of 2016 and in 2017, the Company’s operating plans include increased headcount in research and development and sales and business development. Based on the funds it has available as of the date of the filing of this report, including proceeds of its IPO, the Company believes that it has sufficient capital to fund its current business plans over, at least, 12 months from the date of filing this quarterly report, and to enable one or more customers to license and qualify its technology and start full-scale industrial production of devices that incorporate the Company’s technology. However, as a development stage company the Company is subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Accordingly, the Company may require additional capital, the receipt of which there can be no assurance. In the event the Company requires additional capital, there can be no guarantee that funds will be available on commercially reasonable terms, if at all.

3.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, since they are interim financial statements, the accompanying condensed financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position and the results of operations for the periods presented have been included. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2015 which are included in the Company’s final IPO prospectus filed with the SEC Pursuant to Rule 424(b)(4) of the Securities Act of 1933 on August 8, 2016.

Deferred offering costs

The Company complies with the requirements of the ASC 340, Other Assets and Deferred Costs. Deferred offering costs of approximately $234,000 consist principally of legal, accounting, and filing fees incurred through the balance sheet date that are related to the proposed offering and that will be charged to capital upon the receipt of the capital raised or charged to expense if the proposed offering is not completed. The offering was completed on August 10, 2016.

Stock-based compensation

The Company computes stock-based compensation in accordance with authoritative guidance. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of its stock options. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the common stock of the Company, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company.

As a result, if other assumptions had been used, stock-based compensation cost, as determined in accordance with authoritative guidance, could have been materially impacted. Furthermore, if the Company uses different assumptions on future grants, stock-based compensation cost could be materially affected in future periods.

The Company accounts for the fair value of equity instruments issued to non-employees using either the fair value of the services received or the fair value of the equity instrument, whichever is considered more reliable. The Company utilizes the Black-Scholes-Merton option-pricing model to measure the fair value of options issued to non-employees.

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include the fair value of stock-based compensation and warrants, valuation allowance against deferred tax assets and related disclosures. Actual results could differ from those estimates.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016–02”) which replaces the existing guidance in Accounting Standards Codification, (“ASC”) Topic 840, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.   The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. The Company has not yet adopted this update and is currently evaluating the impact it may have an its financial condition and results of operation.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), (“ASU 2016-09”).  ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company has not yet adopted this update and is currently evaluating the impact it may have an its financial condition and results of operation.

On August 26, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. The Company has not yet adopted this update and is currently evaluating the impact it may have an its financial condition and results of operation.

4.	BASIC AND DILUTED LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares and dilutive share equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. Since the Company has had net losses for all periods presented, all potentially dilutive securities are anti-dilutive. Accordingly, basic and diluted net loss per share are equal.

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	June 30,
	2016	2015
Stock Options	538	388
Warrants	301	905
Conversion of Notes Payable	6,203	4,180
	7,042	5,473

5.	NOTES PAYABLE

From January 9, 2015 through February 5, 2015, the Company issued promissory notes to certain investors in the aggregate principal amount of approximately $1.1 million.

On March 17, 2015, the Company issued Senior Secured Convertible Notes (the “Secured Notes”) to certain investors under which the Company borrowed approximately $7.4 million. National Securities Corporation (“NSC”) acted as placement agent and the Company paid brokerage commissions to NSC of approximately $785,700 and issued to NSC a warrant to purchase ten percent of the common shares issuable upon conversion of Secured Notes in the principal amount of $7,372,557 at an exercise price equal to the conversion price of the Secured Notes. The brokerage commissions are being amortized as interest expense over the life of the loan. During the three and six months ended June 30, 2016, the Company recognized interest expense of approximately $131,000 and $325,000 related to the brokerage commissions which is included in interest expenses in the condensed statements of operations. The Company also issued a warrant to NSC in connection with this financing.

In addition, on March 17, 2015, the Company exchanged all of its existing unsecured convertible promissory notes for Secured Notes with an aggregate principal balance of approximately $7.3 million. The total closing represented $14.75 million. The Secured Notes were due on May 31, 2016 and accrue interest at a rate of 10% per annum, except in any event of default in which case the interest rate shall be 12% per annum. During March 2016, the maturity date of the Secured Notes was extended to May 31, 2017. All other terms of the Secured Notes remained the same. The Secured Notes automatically convert to common stock in the event of an IPO of the Company and are optionally convertible upon a subsequent placement of equity other than an IPO or at the discretion of the note holder. Based on the method of conversion, the Secured Notes are converted into common stock at the Conversion Price, as defined in the agreement.

During April 2016, the Company issued additional Secured Notes in the aggregate principal amount of approximately $5,958,000. These notes have the same terms as the previous Secured Notes and mature on May 31, 2017. NSC acted as placement agent and the Company paid NSC a brokerage commission in the amount of ten percent of the proceeds from the Secured Notes placed by NSC, or approximately $438,000, and issued to NSC a warrant to purchase ten percent of the common shares issuable upon conversion of Secured Notes in the principal amount of approximately $4.4 million at an exercise price equal to the conversion price of the Secured Notes. In June 2016, and prior to any exercise of the warrant, NSC elected to cancel the warrant in full and for no consideration.

During the three months and six months ended June 30, 2016, the interest expense on the Secured Notes was approximately $748,000 and $1.3 million, respectively. During the three and six months ended June 30, 2015, the interest expense on the Secured Notes was approximately $562,000 and $795,000, respectively. On August 10, 2016, in connection with the Company’s IPO, all Secured Notes were converted into common stock (see Note 10).

At June 30, 2016 and December 31, 2015, the Secured Notes payable consisted of the following (in thousands):

	June 30, 2016	December, 31, 2015
Senior Notes	$20,708	$14,750
Accrued interest	2,551	1,670
Debt Discount	(387)	(325)
Senior secured convertible promissory notes payable, net	$22,872	$16,095

6.	Related Party Transactions

On January 14, 2005, the Company executed a Secured Promissory Note (the “Promissory Note”) with an officer of the Company. Under the Promissory Note, the officer borrowed $187,500 from the Company. The Promissory Note bore interest at a fixed rate of 3.76% per annum, with interest-only payments due annually through the maturity date of January 14, 2014. In December 2015, the Company agreed to extend the term of the note to January 14, 2019, subject to acceleration in the event of the sale of the sale or liquidation of the Company, bankruptcy or like event. Effective January 2016 the Company cancelled the outstanding principal of the note in the amount of $187,500. The cancellation of this note was recognized as a bonus to the officer and included in general and administrative expenses in the accompanying condensed statement of operations for the six month period ended June 30, 2016. As of the date of the cancellation of the Promissory Note, there was accrued and unpaid interest under the note in the amount of approximately $7,000, which amount has been repaid by the officer. In return for the cancellation of the note, the officer was required to reimburse the Company for withholding taxes payable by the Company, in the amount of approximately $14,000.

During the three and six month periods ended June 30, 2016, a director, who is also a shareholder of the Company, was paid $0 and $3,000, respectively, for his work as a consultant for the Company. The director was also paid $2,000 and $4,000 for similar work during the three and six months ended June 30, 2015, respectively.

A director and shareholder of the Company is a partner of a law firm that serves as legal counsel for the Company. During the three months ended June 30, 2016 and 2015, this law firm billed the Company approximately $2,000 and $13,000, respectively. During the six months ended June 30, 2016 and 2015, the Company was billed approximately $2,000 and $32,000, respectively. Included in accounts payable on the accompanying condensed balance sheets at June 30, 2016 and December 31, 2015, is $0 and approximately $1,000, respectively owed to this law firm. Pursuant to the Company’s agreement with this law firm, the firm will either reimburse the Company or pay on its behalf out-of-pocket costs and expenses associated with a patent infringement lawsuit brought by the Company, including any award for attorney’s fees and costs sought by the defendant in that lawsuit.

7.	WARRANTS

A summary of warrant activity for the six months ended June 30, 2016 is as follows (shares in thousands):

	Number of Shares	Weighted- Average Exercise Prices	Weighted-Average Remaining Contractual Term (In Years)
Outstanding at January 1, 2016	303	$3.41
Issued	—	—
Expired	(2)	$33.75
Outstanding at June 30, 2016	301	$2.03	3.7

The warrants outstanding at June 30, 2016 had an intrinsic value of approximately $1.2 million based on a per share stock price of $5.70.

8.	STock Option plan

A summary of the activity under the Employee Stock Option Plan and 2007 Equity Incentive Plan for the six months ended June 30, 2016 is as follows (shares in thousands):

	Number of Shares	Weighted- Average Exercise Prices	Weighted-Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2016	511	$7.05
Granted	27	$5.70
Cancelled	—	—
Outstanding at June 30, 2016	538	$6.98	8.96	—
Exercisable at June 30, 2016	202	$9.11	8.36	—
Vested and expected to vest at June 30, 2016	522	$7.02	8.95	—

During the six months ended June 30, 2016, the Company granted options under its Employee Stock Option Plan to purchase 26,776 shares of its common stock to its employees. The fair value of these options was approximately $71,000. No options were issued in the three months ended June 30, 2016.

The total number of options available for grant was 75,124 as of June 30, 2016.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Research and development	$1	$22	$10	$99
General and administrative	46	9	94	245
	$47	$31	$104	$344

The Company records compensation expense for employee awards with graded vesting using the straight-line method. The Company records compensation expense for nonemployee awards with graded vesting using the accelerated expense attribution method. The Company recognizes compensation expense over the requisite service period applicable to each individual award, which generally equals the vesting term. Estimated prospective forfeitures are incorporated in the determination of compensation cost to be recognized. The Company applied an expected forfeiture rate of 4.77% to non-vested stock options for which expense was recognized during the three and six month periods ended June 30, 2016 and 2015. The Company estimates the fair value of each option award using the Black-Scholes-Merton option pricing model.

The Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The weighted-average grant date fair value of options granted during the six months ended June 30, 2016 was $2.64.  The fair value of employee stock options was estimated using the following weighted-average assumptions:

Assumptions:
Expected volatility	46.54%
Weighted average expected term (in years)	6.12
Risk-free interest rate	1.62%
Expected dividend yield	0%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the historical volatility for industry peers and used an average of those volatilities. The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity. The dividend yield considers that the Company has not historically paid dividends, and does not expect to pay dividends in the foreseeable future.

The fair value of the common stock was determined by the board of directors based on a variety of factors, including valuations prepared by third parties, the Company’s financial position, the status of development efforts within the Company, the current climate in the marketplace and the prospects of a liquidity event, among others.

As of June 30, 2016, there was approximately $636,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 1.7 years.

9.	commitments and contingencies

Incentive Bonus

During September 2015, the Board of Directors resolved to pay an incentive bonus to certain directors and officers contingent upon the Company being listed on the NASDAQ stock exchange before May 31, 2016 (subsequently extended to May 31, 2017 by the Board of Directors during February 2016) in connection with an initial public offering (IPO) with net proceeds of at least $15 million and a post-IPO valuation of at least $50 million and that the directors and officers continue to be in service with the Company until the IPO is closed. If these circumstances are met, a total bonus of approximately $1.7 million will be paid to employees in the form of common stock, convertible at the greater of the IPO price to the public or $3.681 per share. These incentive agreements also provide that an officer or director may continue to be eligible for the incentive bonus if their service with the Company terminates without cause or the officer or director resigns with good reason.

Operating Leases

On November 5, 2014, the Company entered into a lease agreement for the use of 1,730 square feet of office space in Wellesley Hills, Massachusetts. The lease with monthly payments of $4,613 commenced on December 1, 2014 and expires on November 30, 2016.

On January 19, 2016, the Company entered into a real estate lease agreement for a 3,396 square foot office facility in Los Gatos, California as its new corporate headquarters. The lease commenced on February 1, 2016 and expires on January 31, 2018. The lease rate is approximately $12,000 per month, which will increase to approximately $13,000 per month commencing February 1, 2017.

Approximate future minimum lease payments required under the operating leases are as follows (in thousands):

Years ending December 31,	Amount
Remaining period in 2016	$98
2017	156
2018	13

Total	$267

Officer Compensation

In January 2016, the Company entered into employment agreements with three officers. The agreements call for an annual base salary of $250,000 and a bonus of up to 30% of base salary for one officer and annual base salaries of $220,000 and a bonus of up to 15% of base salary for the other two officers. In the event of involuntary termination, each officer is entitled to six months of severance pay. In June 2016, the Company terminated one of the officers effective as of June 30, 2016. The severance expense related to this termination is included in general and administration expense of the condensed statements of operation for the three and six months ended June 30, 2016.

In February 2016, the Company entered into an employment agreement with an officer. The agreement calls for an annual base salary of $225,000 and a bonus of up to 30% of base salary. In the event of involuntary termination, the officer is entitled to six months of severance pay.

10.	Subsequent Events

Initial Public Offering

The registration statement on Form S-1 for the Company’s IPO was declared effective by the SEC on August 4, 2016. On August 10, 2016, the Company consummated the IPO of 3,680,000 shares of common stock (which included 480,000 shares issued pursuant to the underwriter’s overallotment option) at a price per share of $7.50 and received from the underwriter net proceeds of approximately $24.7 million (net of underwriter’s discount of approximately $2.3 million and offering expenses of approximately $570,000).

Stock Incentive Plan Amendment and Form S-8 Registration Statement

During April 2016, the Board of Directors of the Company resolved that upon the completion of an IPO the 2007 Stock Incentive Plan shall be amended to increase common shares issuable thereunder to 3,199,447 shares of common stock, representing 20% of the total issued and outstanding shares of Common Stock on a fully-diluted basis immediately after the IPO. On August 12, 2016 the Company filed a registration statement on Form S-8 (which became effective upon filing) for the registration of 3,199,447 shares of common stock pursuant to the 2007 Equity Incentive Plan.

Incentive Bonus

In July 2016, the Company and certain officers and directors with whom the Company had agreed to grant certain incentive share bonuses (Note 9) agreed to cancel the share bonuses in return for the Company’s agreement to grant each recipient, upon the close of the Company’s initial public offering, shares of the Company’s restricted common stock pursuant to restricted stock agreements. The restricted stock agreements provided that the Company will issue to the recipients an aggregate of 440,364 shares of the Company’s common stock and that all shares remain subject to forfeiture, until the prescribed vesting date, in the event the recipient fails to remain in service to the Company for any reason other than the Company’s termination without cause or the recipient’s resignation for good reason. The restricted stock agreements provide that the award shall be fully vested on the one year anniversary of the date of grant. Effective August 10, 2016, coincident with the closing of the IPO, the Company issued the 440,364 shares pursuant to the restricted stock agreements.

Conversion of Secured Notes

Upon consummation of the IPO, all principal and accrued interest due under the Secured Notes, totaling approximately $23.5 million converted into 6,264,659 shares of common stock of the Company, which was based on a conversion price of $3.75, in accordance with the terms of the Secured Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Atomera Incorporated should be read in conjunction with our unaudited consolidated condensed financial statements and the accompanying notes that appear elsewhere in this filing. Statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially. Among those factors are: (1) the fact that Atomera has not yet commenced revenue producing operations; (2) Atomera has not entered into its initial commercial agreement for the licensing or sale of its MST technology; (3) risks related to Atomera’s capitalization and ability to raise additional capital, as and when needed, to develop and commercialize its MST technology; (4) the Company's ability to protect its proprietary technology, trade secrets and know-how and (5) those other risks disclosed in the section "Risk Factors" included in the final prospectus dated August 5, 2016 filed with the SEC on August 8, 2016. Atomera cautions readers not to place undue reliance on any forward-looking statements. The Company does not undertake, and specifically disclaims any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

Overview

We are engaged in the business of developing, commercializing and licensing proprietary processes and technologies for the $350+ billion semiconductor industry. Our lead technology, named Mears Silicon Technology™, or MST®, is a thin film of reengineered silicon, typically 100 to 300 angstroms (or approximately 20 to 60 silicon atomic unit cells) thick. MST® can be applied as a transistor channel enhancement to CMOS-type transistors, the most widely used transistor type in the semiconductor industry. MST® is our proprietary and patent-protected performance enhancement technology that we believe addresses a number of key engineering challenges facing the semiconductor industry. We believe that by incorporating MST®, transistors can be smaller, with increased speed, reliability and energy efficiency. In addition, since MST® is an additive and low cost technology, it can be deployed on an industrial scale, with machines commonly used in semiconductor manufacturing. We believe that MST® can be widely incorporated into the most common types of semiconductor products, including analog, logic, optical and memory integrated circuits.

We do not intend to design or manufacture integrated circuits directly. Instead, we intend to develop and license technologies and processes that will offer the designers and manufacturers of integrated circuits a low-cost solution to the industry need for greater performance and lower power consumption. Our customers and partners are expected to include:

•	foundries, which manufacture integrated circuits on behalf of fabless manufacturers;
•	integrated device manufacturers, or IDMs, which are the fully integrated designers and manufacturers of integrated circuits;
•	fabless semiconductor manufacturers, which are designers of integrated circuits who outsource the manufacture of their chips to foundries;
•	original equipment manufacturers, or OEMs, that manufacture the epitaxial, or EPI, machines used to deposit semiconductor layers, such as the MST® onto the base silicon wafer; and
•	electronic design automation companies, which make tools used throughout the industry to simulate performance of semiconductor products using different materials, design structures and process technologies.

We intend to generate revenue through licensing arrangements whereby foundries and IDMs pay us a license fee for their use of MST® technology in the manufacture of silicon wafers as well as a royalty for each silicon wafer or device that incorporates our MST® technology. We also intend to enter into licensing arrangements with fabless semiconductor manufacturers pursuant to which we will charge them a royalty for each device they sell that incorporates our MST® technology.

We were organized as a Delaware limited liability company under the name Nanovis LLC on November 26, 2001. On March 13, 2007, we converted to a Delaware corporation under the name Mears Technologies, Inc. On January 12, 2016, we changed our name to Atomera Incorporated.

On March 17, 2015, we completed the private placement of $14.75 million in senior secured convertible promissory notes and on April 1, 2016 we completed the private placement of an additional $5.96 million in senior secured convertible notes on the same terms as the promissory notes placed in March 2015. We refer to these promissory notes in Quarterly Report as our “Secured Notes.” We issued the March 2015 Secured Notes for cash consideration of $7.4 million and the exchange for previously issued promissory notes that at the time of exchange had principal and accrued interest in the aggregate amount of $7.35 million. As a result, as of June 30, 2016, we had issued and outstanding Secured Notes in the aggregate principal amount of $20.71 million, with accrued and unpaid interest in the amount of $2.55 million.

During October 2015, we conducted a recapitalization of our outstanding options and warrants to purchase shares of our common stock. Pursuant to the recapitalization, we offered all holders of our options and warrants as of December 31, 2014 a one-time opportunity to exchange their options and warrants for shares of our common stock at a ratio of two options or warrants for one share of common stock regardless of exercise price. The offer resulted in 166,230 options and 601,861 warrants converting to a total of 384,045 shares of common stock. In connection with the recapitalization, we incurred a one-time non-cash charge of approximately $2.09 million in the fourth quarter of 2015 relating to our loss on the exchange of the options and warrants for the common stock.

On December 11, 2015, we effected a 1-for-15 reverse stock split of our common stock. All historical share amounts and share price information presented in this report have been proportionally adjusted to reflect the impact of this reverse stock split.

On August 10, 2016, we announced the closing of our initial public offering of 3,680,000 share of common stock at a public offering price of $7.50 per share. The common stock included 480,000 shares sold as a result of the underwriter’s exercise in full of its overallotment option. Gross proceeds to us from this offering were $27,600,000 before deducting underwriting discounts, commissions and other offering expenses. In accordance with the terms of the Secured Notes, all principal plus accrued interest (totaling approximately $23.5 million) converted automatically upon consummation of the IPO into 6,264,659 million shares of common stock.

Plan of Operations

Our plan of operations for the next 12 months will focus on securing one or more foundries, IDMs or fabless semiconductor manufacturers to qualify and license our MST® technology and start full-scale industrial production of a device that incorporates our MST® technology. We will also continue our research into new applications and materials. We intend to develop marketing tools to expand our potential customer base. These tools will include process and product simulation models which will help potential customers understand the benefits of MST® and how to implement it in their factories, as well as more comprehensive data showing the improvements that MST® can bring to specific classes of semiconductor devices. During next 12 months we expect to hire up to six additional employees, including four additional development engineers and two additional business development and sales persons in order to support the increased marketing and qualification of our MST® technology to a wider set of customers and markets. We also intend to expand our patent portfolio through additional patent applications, both US and foreign.

Results of Operations

Revenues

We have not commenced revenue-producing operations.

Research and development

To date, our operations have focused on the research, development, patent protection, and commercialization of our processes and technologies, including our proprietary and patent-protected MST® performance enhancement technology. Our research and development costs primarily consist of payroll and benefit costs for our engineering staff and costs of outsourced fabrication and metrology of semiconductor wafers incorporating our MST® technology.

The timing and amount of our outsourced fabrication and metrology is highly dependent on evaluations by our prospective customers and partners. As a result, the level of our research and development costs can vary significantly among accounting periods.

For the three months ended June 30, 2016 and 2015, we incurred $867,370 and $576,124, respectively, of research and development expense, an increase of $291,246 or 51%. The increase was primarily related to increased headcount and increased spending on outsourced fabrication and metrology.

For the six months ended June 30, 2016 and 2015, we incurred research and development costs of approximately $1.81 million and $1.10 million, respectively, an increase of $717,684 or 66%. The increase in research and development costs is primarily due to increased engineering headcount as well as increased spending on outsourced fabrication and metrology.

General and administrative

General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs for the three months ended June 30, 2016 and 2015 were $893,015 and $440,657, respectively representing an increase of $452,358 or 103%. The increase in costs was due severance costs incurred in the three months ended June 30, 2016 relating to employees who were employed during that period and were terminated prior to June 30, 2016 in connection with the relocation of our headquarters from Wellesley Hills Massachusetts to Los Gatos, California, as well as increased payroll expenses due to the hiring of our Chief Executive Officer in October 2016 and Chief Financial Officer in February 2016.

General and administrative costs for the six months ended June 30, 2016 and 2015 were approximately $1.75 million and $2.14 million, respectively, representing a decrease $385,304 or 18%. The decrease in costs resulted from recognition in March 2015 of the approximately $1.0 million fair value of a warrant issued to Liquid Patent Advisors for strategic consulting services, offset in part by increased payroll expenses resulting from the hiring of our Chief Executive and Chief Financial Officers and the severance costs described above.

Selling and marketing

Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and consulting services. For the three months ended June 30, 2016 and 2015, selling and marketing expenses were $90,603 and $0, respectively. Selling and marketing expenses for the six months ended June 30, 2016 and 2015 were $209,618 and $0, respectively. The increases for both the three and six month periods were due to our former Chief Executive Officer moving to the role of Executive Vice President of Business Development effective January 1, 2016 as well as increased marketing consulting expenses resulting from our increased focus on customer-facing efforts to commercialize our MST® technology.

Interest expense, net

Interest income and interest expense for the three and six months ended June 30, 2016 and 2015 consisted of the following (dollars in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015

Interest income	$2	$1	$2	$3
Interest expense	(748)	(562)	(1,310)	(795)
	$(746)	$(561)	$(1,308)	$(792)

Interest expense consists of interest accrued on our Secured Notes. We made no interest payments in the periods presented. The increases in interest expense in the three and six month periods ended June 30, 2016 compared to the three and six month periods ended June 30, 2015 were due to our issuance of approximately $5.96 million principal amount of Secured Notes on April 1, 2016.

Liquidity and Capital Resources

As of June 30, 2016, we had total assets of approximately $5.68 million and a working capital deficit of approximately $18.21 million, including principal and accrued interest on our Secured Notes of $23.26 million. On August 10, 2016 we consummated our IPO of 3,680,000 shares of common stock through which we raised net proceeds of approximately $24.7 million. In connection with the completion of the IPO, our Secured Notes were converted into 6,264,659 shares of common stock, thus extinguishing the debt associated with the Secured Notes. Based on our cash balance as of the date of the filing of this report, including proceeds of our IPO, we believe that we have sufficient capital to fund our current business plans over, at least, 12 months from the date of filing this quarterly report, and to enable one or more customers to license and qualify our MST® technology and start full-scale industrial production of devices that incorporate MST® technology.

The following table sets forth, for the periods indicated, a year-over-year comparison of our cash flows from operating, investing and financing activities (dollars in thousands)

	Six Months ended June 30,		Change
	2016	2015	$	%

Operating cash flows	$(3,294)	$(2,375)	$(919)	39%
Investing cash flows	$(14)	$(2)	$(12)	550%
Financing cash flows	$5,378	$7,712	$(2,334)	(30)%

Operating activities. Cash used in operating activities increased during the six months ended June 30, 2016 compared to the same period of 2015 due primarily to increased losses from operations.

Investing activities. Cash used in operating activities increased during the six months ended June 30, 2016 compared to the same period of 2015 due primarily increased purchases of property and equipment to support our operations.

Financing activities. Cash provided by financing activities in the six months ended June 30, 2016 related primarily to our Secured Notes issued in April 2016. Cash provided by financing activities in the six months ended June 30, 2015 related primarily to the Secured Notes issued in in March 2015. See Note 6 to our unaudited condensed financial statements.

We believe that the net proceeds of our IPO and the conversion of approximately $23.49 million of debt to equity concurrent with the close of the IPO, will be sufficient to fund our presently forecasted working capital requirements for, at least, the next 12 months following the date of the filing of this report, including securing one or more foundries, IDMs or fabless semiconductor manufacturers to qualify and license our MST® technology and start full-scale industrial production of a device that incorporates our MST® technology. However, the semiconductor industry is generally slow to adopt new manufacturing process technologies and conducts long testing and qualification processes which we have limited ability to control. Accordingly, we may require additional capital in order to get to full-scale industrial production of a device that incorporates our MST® technology the receipt of which there can be no assurance. In the event we require additional capital over and above the amount raised and on hand, we will endeavor to acquire additional funds through various financing sources, including follow-on equity offerings, debt financing, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information included in this report, you should carefully consider the factors discussed under “Risk Factors” in our final IPO prospectus filed with the SEC Pursuant to Rule 424(b)(4) of the Securities Act of 1933 on August 8, 2016.

Item 2. Unregistered Sales of Equities and Use of Proceeds

Initial Public Offering

On August 10, 2016, we completed our initial public offering, or IPO, of 3,680,000 shares of our common stock, including 480,000 shares of common stock from the exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $7.50 per share. The offer and sale of all of the shares in our IPO were registered under the Securities Act of 1933 (“Securities Act”) pursuant to a registration statement on Form S-1 (File No. 333-212353), which was declared effective by the SEC on August 4, 2016. The offering commenced on August 5, 2015 and the closing took place on August 10, 2015.

National Securities Corporation acted as the underwriter for the offering. The aggregate offering price for shares sold in the offering was $27.6 million. We raised approximately $24.7 million in net proceeds from the offering, after deducting underwriter discounts and commissions of $2,29 million and other offering expenses of approximately $570,000, including our reimbursement of the underwriter’s expenses in the amount of $170,000. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Pending the uses described in our definitive prospectus filed with the SEC on August 5, 2016, we have invested the net proceeds from the offering in short-term, investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, and guaranteed obligations of the U.S. government.

Unregistered Sales of Equity Securities

On March 17, 2015, we completed the private placement of $14.75 million in senior secured convertible promissory notes, and on April 1, 2016 we completed the private placement of an additional $5.96 million in senior secured convertible notes on the same terms as the promissory notes placed in March 2015. We refer to these promissory notes as our “convertible notes.” Pursuant to the terms of our convertible notes, all principal and interest under the convertible notes automatically converted into shares of our common stock upon the initial closing of our IPO at the conversion price of $3.75 per share. As of the initial close of our IPO on August 10, 2016, all principal and interest, including approximately $20.71 million of principal and $2.78 million of accrued interest, under the convertible notes automatically converted into 6,264,659 shares of our common stock. The common shares were issued pursuant to the exemption from registration at Section 4(a)(2) of the Securities Act and Rule 506 thereunder.

Each of convertible note holders were accredited investors, as such term is defined in Rule 501 under the Securities Act. The note holders represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in the note conversions. All note holders had adequate access, through their relationships with us, to information about our Company. The issuance of the common shares was made without any general solicitation or advertising.

Item 6. Exhibits

The following is a list of exhibits files as part of this Report on Form 10-Q

Exhibit No.	Description	Method of Filing

1.1	Underwriting Agreement dated August 5, 2016 between the Registrant and National Securities Corporation	Filed electronically herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

4.1	Underwriter’s Warrant dated August 10, 2016 issued by the Registrant to National Securities Corporation	Filed electronically herewith

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the on the date indicated.

Signature	Title	Date

/s/ Scott A. Bibaud	Chief Executive Officer	September 19, 2016
Scott A. Bibaud	(Principal Executive Officer)

/s/ Francis Laurencio	Chief Financial Officer	September 19, 2016
Francis Laurencio	(Principal Financial and Accounting Officer)

