Form 10-Q
period 2016-09-30
Atomera Inc
filed 2016-11-08
CIK 1420520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act: Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of November 4, 2016 was 12,024,564.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$28,189	$3,197
Restricted investment	–	15
Prepaid expenses and other current assets	155	48
Total current assets	28,344	3,260

Property and equipment, net	30	15
Deferred offering costs	–	145
Security Deposit	37	–

Total assets	$28,411	$3,420

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable	$277	$301
Accrued expenses	106	131
Accrued payroll related expenses	95	14
Senior secured convertible promissory notes payable, net	–	16,095

Total liabilities	478	16,541

Commitments and contingencies (see Note 9)

Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value, authorized 2,500 shares; none issued and outstanding at September 30, 2016 and December 31, 2015	–	–
Common stock, $0.001 par value, authorized 47,500 shares; 12,025 shares issued and outstanding at September 30, 2016 and 1,617 issued and outstanding as of December 31, 2015	12	2
Additional paid-in capital	120,489	70,452
Subscription receivable	–	(188)
Accumulated deficit	(92,568)	(83,387)
Total stockholders’ equity (deficiency)	27,933	(13,121)

Total liabilities and stockholders’ equity (deficiency)	$28,411	$3,420

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
Operating Expenses:
Research and development	$940	$434	$2,753	$1,530
General and administrative	1,607	342	3,361	2,481
Selling and marketing	225	7	435	18
Total operating expenses	$2,772	$783	$6,549	$4,029

Loss from operations	(2,772)	(783)	(6,549)	(4,029)

Other income/(expense):
Interest income	6	2	8	5
Interest expense	(1,330)	(568)	(2,640)	(1,363)
Total other expense, net	(1,324)	(566)	(2,632)	(1,358)

Net loss:	$(4,096)	$(1,349)	$(9,181)	$(5,387)

Net loss per common share, basic and diluted	$(0.55)	$(1.09)	$(2.58)	$(4.37)

Weighted average number of common shares outstanding, basic and diluted	7,382	1,233	3,553	1,233

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,181)	$(5,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10	7
Debt issuance cost amortization	1,526	421
Stock-based compensation	1,124	374
Non-cash warrant fair value for services rendered	–	1,016
Non-cash interest expense	1,114	942
Compensation in exchange for settlement of subscription receivable	188	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(107)	(5)
Security deposit	(37)	–
Accounts payable	(24)	(426)
Accrued expenses	(25)	(83)
Accrued payroll expenses	81	31
Net cash used in operating activities	(5,331)	(3,110)

NET CASH USED IN INVESTING ACTIVITIES
Acquisition of property and equipment	(25)	(2)
Release of restricted investment	15	–
Net cash used in investing activities	(10)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured convertible promissory notes payable	–	1,097
Net proceeds from senior secured convertible promissory notes payable	5,467	6,615
Proceeds from initial public offering	27,600	–
Payment of offering costs	(2,738)	–
Proceeds from exercise of stock options	4	–
Net cash provided by financing activities	30,333	7,712

Net increase in cash and cash equivalents	24,992	4,600

Cash at beginning of period	3,197	21

Cash and cash equivalents at end of period	$28,189	$4,621

Non-cash financing activities:
Warrant issued as debt discount on secured notes	$709	$156
Warrant issued for underwriting of initial public offering	539	–
Conversion of secured notes into equity	23,492	–
	$24,740	$156

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Periods Ended September 30, 2016 and 2015

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

At September 30, 2016, the Company had cash and cash equivalents of approximately $28.2 million and a working capital surplus of approximately $27.9 million. The Company has not generated revenues since inception and has incurred recurring operating losses. At September 30, 2016, the Company had an accumulated deficit of approximately $92.6 million. In August 2016, the Company completed its IPO of 3,680,000 shares of common stock, raising net proceeds of approximately $24.7 million.

During the fourth quarter of 2016 and in 2017, the Company’s operating plans include increased headcount in research and development and sales and business development. Based on the funds it has available as of the date of the filing of this report, including proceeds of its IPO, the Company believes that it has sufficient capital to fund its current business plans over, at least, 12 months from the date of filing this quarterly report, and to enable one or more customers to license and qualify its technology and start full-scale industrial production of devices that incorporate the Company’s technology. However, as a development stage company the Company is subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Accordingly, the Company may require additional capital, the receipt of which cannot be assured. In the event the Company requires additional capital, there can be no guarantee that funds will be available on commercially reasonable terms, if at all.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, since they are interim financial statements, the accompanying condensed financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position and the results of operations for the periods presented have been included. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2015 which are included in the Company’s final IPO prospectus filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933 on August 8, 2016.

Deferred offering costs

The Company complies with the requirements of the Accounting Standards Codification (“ASC”) Topic 340, Other Assets and Deferred Costs. Deferred offering costs of approximately $145,000 as of December 31, 2015 consisted principally of legal, accounting, and filing fees incurred through the balance sheet date that were related to the IPO. The offering was completed on August 10, 2016 and approximately $3.4 million of deferred offering costs were charged to additional paid-in capital on the condensed balance sheet as of September 30, 2016.

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

Recent accounting pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01 Financial Instruments-Overall, which address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Earlier application is permitted under specific circumstances. The Company is currently assessing the potential impact of this standard on its financial condition and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, which replaces the existing guidance in ASC Topic 840 Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.   The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), (“ASU 2016-09”).  ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

On August 26, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	September 30,
	2016	2015
Stock Options	1,363	388
Warrants	765	303
Conversion of Notes Payable	–	4,279
	2,128	4,970

5.	NOTES PAYABLE

From January 9, 2015 through February 5, 2015, the Company issued promissory notes to certain investors in the aggregate principal amount of approximately $1.1 million.

On March 17, 2015, the Company issued Senior Secured Convertible Notes (the “Secured Notes”) to certain investors under which the Company borrowed approximately $7.4 million. National Securities Corporation (“NSC”) acted as placement agent and the Company paid brokerage commissions to NSC of approximately $785,700 and issued to NSC a warrant (the “2015 NSC Warrant”) to purchase ten percent of the common shares issuable upon conversion of Secured Notes in the principal amount of $7,372,557 at an exercise price of $7.362 per share, subject to adjustment to an exercise price equal to the conversion price of the Secured Notes when such conversion price became determinable. The number of shares issuable upon exercise of the 2015 NSC Warrant was initially set at 100,144 shares of the Company’s common stock, subject to later adjustment to a number of shares equal to 10% of the shares issuable upon conversion of the Secured Notes. The brokerage commissions are being amortized as interest expense over the life of the loan.

In addition, on March 17, 2015, the Company exchanged all of its existing unsecured convertible promissory notes for Secured Notes with an aggregate principal balance of approximately $7.3 million. The total closing represented $14.75 million. The Secured Notes were due on May 31, 2016 and accrued interest at a rate of 10% per annum, except in any event of default in which case the interest rate shall be 12% per annum. During March 2016, the maturity date of the Secured Notes was extended to May 31, 2017. All other terms of the Secured Notes remained the same. The Secured Notes automatically convert to common stock in the event of an IPO of the Company and are optionally convertible upon a subsequent placement of equity other than an IPO or at the discretion of the note holder. Based on the method of conversion, the Secured Notes are converted into common stock at the Conversion Price, as defined in the agreement.

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

During the three months and nine months ended September 30, 2016, the interest expense on the Secured Notes was approximately $1.3 million and $2.6 million, respectively. During the three and nine months ended September 30, 2015, the interest expense on the Secured Notes was approximately $568,000 and $1.4 million, respectively. On August 10, 2016, upon consummation of the IPO, all principal and accrued interest due under the Secured Notes, totaling approximately $23.5 million converted into 6,264,659 shares of common stock of the Company, which was based on a conversion price of $3.75 (50% of the price of shares sold in to the public in the IPO, as provided in the terms of the Secured Notes). The determination of the conversion price and number of shares issuable upon conversion of the Secured Notes triggered an adjustment to the 2015 NSC Warrant, increasing the number of shares issuable by 96,458 (to a total of 196,502 shares) and setting the exercise price at $3.75 per share. The modification of the number of shares issuable and exercise price of the 2015 NSC Warrant increased its fair value resulting in addition interest expense recognized in August, 2016 (See Note 7).

6.	RELATED PARTY TRANSACTIONS

On January 14, 2005, the Company executed a Secured Promissory Note (the “Promissory Note”) with an officer of the Company. Under the Promissory Note, the officer borrowed $187,500 from the Company. The Promissory Note bore interest at a fixed rate of 3.76% per annum, with interest-only payments due annually through the maturity date of January 14, 2014. In December 2015, the Company agreed to extend the term of the note to January 14, 2019, subject to acceleration in the event of the sale of the sale or liquidation of the Company, bankruptcy or like event. Effective January 2016 the Company cancelled the outstanding principal of the note in the amount of $187,500. The cancellation of this note was recognized as a bonus to the officer and included in general and administrative expenses in the accompanying condensed statement of operations for the nine-month period ended September 30, 2016. As of the date of the cancellation of the Promissory Note, there was accrued and unpaid interest under the note in the amount of approximately $7,000, which amount has been repaid by the officer. In return for the cancellation of the note, the officer was required to reimburse the Company for withholding taxes payable by the Company, in the amount of approximately $14,000.

During the three and nine month periods ended September 30, 2016, a director, who is also a shareholder of the Company, was paid $0 and $3,000, respectively, for his work as a consultant for the Company. The director was also paid $0 and $7,000 for similar work during the three and nine months ended September 30, 2015, respectively.

A director and shareholder of the Company is a partner of a law firm that serves as legal counsel for the Company. During the three months ended September 30, 2016 and 2015, this law firm billed the Company $0 and approximately $1,000, respectively. During the nine months ended September 30, 2016 and 2015, the Company was billed approximately $2,000 and $33,000, respectively. Included in accounts payable on the accompanying condensed balance sheets at September 30, 2016 and December 31, 2015, is $0 and approximately $1,000, respectively, owed to this law firm. Pursuant to the Company’s agreement with this law firm, the firm will either reimburse the Company or pay on its behalf out-of-pocket costs and expenses associated with a patent infringement lawsuit brought by the Company, including any award for attorney’s fees and costs sought by the defendant in that lawsuit.

7.	WARRANTS

On February 9, 2015, the Company issued a five-year warrant to purchase 198,767 shares of common stock at $0.15 per share to Liquid Patent Advisors, LLC (formerly known as Liquid Patent Consulting, LLC) (“LPC”). The warrant represented consideration for business, strategic and intellectual property development to be performed during 2015. The fair value of the warrant was determined to be approximating $1.0 million and was recorded as consulting expense and is included in general and administrative expenses in the statement of operations in the nine months ended September 30, 2015. During July 2015, the exercise price within this warrant to purchase 188,829 shares of common stock was modified to an exercise price of $0.87 per share. The modification resulted in a decrease in the fair value of the warrant; such decrease is not recognized under authoritative guidance.

As a result of the conversion of the Secured Notes to common stock on August 10, 2016, the 2015 NSC Warrant was adjusted in accordance with its terms (See Note 5). This adjustment consisted of (i) an increase in the number of shares issuable upon exercise of the warrant by 96,458 to a total of 196,602 (10% of the common shares issued upon conversion of the Secured Notes) and (ii) modified the per-share exercise price of the original warrant issued to $3.75. The adjustment increased the fair value of the warrant by approximately $709,000 and was recorded as additional interest expense in the three and nine months ended September 30, 2016 in the condensed statement of operations. The modified warrant expires at the same time as the original warrant, March 17, 2020.

On August 4, 2016, the Company issued a five-year warrant to purchase 368,000 shares of common stock at $9.375 per share to NSC in consideration for underwriting the Company’s IPO in August 2016. The fair value of these warrants was determined to be approximately $539,000 and is included as a charge to additional paid-in capital as of September 30, 2016 as a deferred offering cost.

The Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The weighted-average grant date fair value of warrants granted during the three and nine months ended September 30, 2016 was $2.49.  The fair value of warrants was estimated using the following weighted-average assumptions:

Assumptions:
Expected volatility	43.10%
Weighted average expected term (in years)	2.24
Risk-free interest rate	0.61%
Expected dividend yield	0%

A summary of warrant activity for the nine months ended September 30, 2016 is as follows (shares in thousands except per share and contractual term):

	Number of Shares	Weighted- Average Exercise Prices	Weighted-Average Remaining Contractual Term (In Years)
Outstanding at January 1, 2016	303	$3.41
Issued	464	$8.21
Expired	(2)	$33.75
Outstanding at September, 2016	765	$5.78	4.1

The warrants outstanding at September 30, 2016 had an intrinsic value of approximately $2.2 million based on a per-share stock price of $7.80 as of September 30, 2016.

8.	STOCK BASED COMPENSATION

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three and nine months ended September 30, 2016 and 2015 for stock options and restricted stock (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
Research and development	$50	$21	$60	$120
General and administrative	825	9	919	254
Selling and Marketing	145	–	145	–
	$1,020	$30	$1,124	$374

As of September 30, 2016, there was approximately $6.3 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of one year.

The Company records compensation expense for employee awards with graded vesting using the straight-line method. The Company records compensation expense for nonemployee awards with graded vesting using the accelerated expense attribution method. The Company recognizes compensation expense over the requisite service period applicable to each individual award, which generally equals the vesting term. Estimated prospective forfeitures are incorporated in the determination of compensation cost to be recognized. The Company applied an expected forfeiture rate of 4.77% to non-vested stock options for which expense was recognized during the three and nine month periods ended September 30, 2016 and 2015. The Company estimates the fair value of each option award using the Black-Scholes-Merton option pricing model.

The Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2016 was $3.56. The fair value of employee stock options was estimated using the following weighted-average assumptions:

Assumptions:
Expected volatility	44.44%
Weighted average expected term (in years)	5.76
Risk-free interest rate	1.45%
Expected dividend yield	0%

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

The following table summarizes stock option activity during the nine months ended September 30, 2016 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices	Weighted-Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2016	511	$7.05
Granted	858	$7.44
Exercised	(1)	$5.70
Expired	(5)	$26.19
Outstanding at September 30, 2016	1,363	$7.21	9.4	$1,178
Exercisable at September 30, 2016	196	$8.54	8.2	$223
Vested and expected to vest at September 30, 2016	1,307	$7.52	9.6	$1,132

During the nine months ended September 30, 2016, the Company granted options under its Employee Stock Option Plan to purchase 858,265 shares of its common stock to its employees. The fair value of these options was approximately $3.1 million.

In August 2016, the Company issued 440,364 shares of restricted stock as a management bonus for completing the IPO, with a fair value of approximately $3.5 million to be amortized over the vesting period. The following table summarizes all restricted stock activity during the nine months ended September 30, 2016 (in thousands except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2016	–	–
Granted	462	$8.03
Cancelled	–	–
Outstanding non vested shares at September 30, 2016	462	$8.03

During April 2016, the Board of Directors of the Company resolved that upon the completion of an IPO the 2007 Stock Incentive Plan shall be amended to increase common shares issuable thereunder to 3,199,447 shares of common stock, representing 20% of the total issued and outstanding shares of Common Stock on a fully-diluted basis immediately after the IPO. On August 12, 2016 the Company filed a registration statement on Form S-8 (which became effective upon filing) for the registration of 3,199,447 shares of common stock pursuant to the 2007 Equity Incentive Plan. The total number of equity instruments available for grant under the 2007 Stock Incentive Plan was approximately 1.4 million as of September 30, 2016.

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On November 5, 2014, the Company entered into a lease agreement for the use of 1,730 square feet of office space in Wellesley Hills, Massachusetts. The lease with monthly payments of $4,613 commenced on December 1, 2014 and expires on November 30, 2016.

On January 19, 2016, the Company entered into a real estate lease agreement for a 3,396 square foot office facility in Los Gatos, California as its new corporate headquarters. The lease commenced on February 1, 2016 and expires on January 31, 2018. The lease rate is $12,395 per month, which will increase to $13,074 per month commencing February 1, 2017.

Approximate future minimum lease payments required under the operating leases are as follows (in thousands):

Years ending December 31,	Amount
Remaining period in 2016	$47
2017	156
2018	13
Total	$216

Officer Compensation

In January 2016, the Company entered into employment agreements with three officers. The agreements call for an annual base salary of $250,000 and a bonus of up to 30% of base salary for one officer and annual base salaries of $220,000 and a bonus of up to 15% of base salary for the other two officers. In the event of involuntary termination, each officer is entitled to six months of severance pay. In June 2016, the Company terminated one of the officers effective as of June 30, 2016. The severance expense related to this termination is included in general and administration expense of the condensed statements of operation for nine months ended September 30, 2016.

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

Overview

We are engaged in the business of developing, commercializing and licensing proprietary processes and technologies for the $350+ billion semiconductor industry. Our lead technology, named Mears Silicon Technology, or MST®, is a thin film of reengineered silicon, typically 100 to 300 angstroms (or approximately 20 to 60 silicon atomic unit cells) thick. MST® can be applied as a transistor channel enhancement to CMOS-type transistors, the most widely used transistor type in the semiconductor industry. MST® is our proprietary and patent-protected performance enhancement technology that we believe addresses a number of key engineering challenges facing the semiconductor industry. We believe that by incorporating MST®, transistors can be smaller, with increased speed, reliability and energy efficiency. In addition, since MST® is an additive and low cost technology, it can be deployed on an industrial scale, with machines commonly used in semiconductor manufacturing. We believe that MST® can be widely incorporated into the most common types of semiconductor products, including analog, logic, optical and memory integrated circuits.

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

On March 17, 2015, we completed the private placement of $14.75 million in senior secured convertible promissory notes and on April 1, 2016 we completed the private placement of an additional $5.96 million in senior secured convertible notes on the same terms as the promissory notes placed in March 2015. We refer to these promissory notes in this Quarterly Report as our “Secured Notes.” We issued the March 2015 Secured Notes for cash consideration of $7.4 million and the exchange for previously issued promissory notes that at the time of exchange had principal and accrued interest in the aggregate amount of $7.35 million.

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

Plan of Operations

Our plan of operations for the next 12 months will focus on securing one or more foundries, IDMs or fabless semiconductor manufacturers to qualify and license our MST® technology and start full-scale industrial production of a device that incorporates our MST® technology. We will also continue our research into new applications and materials. We intend to develop marketing tools to expand our potential customer base. These tools will include process and product simulation models which will help potential customers understand the benefits of MST® and how to implement it in their factories, as well as more comprehensive data showing the improvements that MST® can bring to specific classes of semiconductor devices. During the next 12 months we expect to hire up to eight additional employees, including six additional development engineers and two additional business development and sales persons in order to support the increased marketing and qualification of our MST® technology to a wider set of customers and markets. We also intend to expand our patent portfolio through additional patent applications, both US and foreign.

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

For the three months ended September 30, 2016 and 2015, we incurred approximately $940,000 and $434,000, respectively, of research and development expense, an increase of $506,000 or 117%. The increase in research and development expense is primarily due to an increase of approximately $198,000 in payroll expense reflecting an increase of three engineering headcount, and an increase of approximately $214,000 in spending on outsourced fabrication and metrology.

For the nine months ended September 30, 2016 and 2015, we incurred research and development costs of approximately $2.8 million and $1.5 million, respectively, an increase of approximately $1.3 million or 80%. The increase in research and development costs is primarily due to an increase of approximately $602,000 in spending on outsourced fabrication and metrology and an increase of approximately $459,000 in payroll expense due to increase of three engineering headcount.

General and administrative

General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs for the three months ended September 30, 2016 and 2015 were approximately $1.6 million and $342,000, respectively representing an increase of $1.3 million or 370%. Approximately $1.2 million of the increase in general and administrative costs reflected increased compensation expense, of which approximately $816,000 was due to additional stock based compensation expense related to restricted stock and options issued to certain officers and directors in connection with our IPO and $376,000 was due to increased cash compensation reflecting payment of $250,000 incentive bonus to our Chief Executive Officer upon completion of the IPO pursuant to his employment agreement as well as increased salary expense due to additional headcount.

General and administrative costs for the nine months ended September 30, 2016 and 2015 were approximately $3.4 million and $2.5 million, respectively, representing an increase of approximately $881,000 or 35%. The increase in costs was primarily due to an increase of approximately $665,000 in stock-based compensation expense, related to management bonuses and additional options issued in connection with our IPO in August 2016, an increase of approximately $420,000 in salary expense due to the hiring of our Chief Executive Officer in October 2015 and our Chief Financial Officer in February 2016, the $250,000 incentive bonus paid to our Chief Executive Officer upon completion of our IPO and approximately $196,000 of severance expense incurred with the departures of two former officers. These increases were offset in part by a charge of approximately $1.0 million to general and administrative expense representing the fair value of a warrant issued for strategic consulting services in March 2015 (which did not recur thereafter) as well as the move of our former Chief Executive Officer to the role of Executive Vice President of Business Development, which is now part of selling and marketing.

Selling and marketing

Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. For the three months ended September 30, 2016 and 2015, selling and marketing expenses were approximately $225,000 and $7,000, respectively. Selling and marketing expenses for the nine months ended September 30, 2016 and 2015 were approximately $435,000 and $18,000, respectively. The increases for both the three and nine month periods were due to our former Chief Executive Officer moving to the role of Executive Vice President of Business Development effective January 1, 2016 as well as increased marketing and business development consulting expenses resulting from our increased focus on customer-facing efforts to commercialize our MST® technology.

Interest expense, net

Interest income and interest expense for the three and nine months ended September 30, 2016 and 2015 consisted of the following (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015

Interest income	$6	$2	$8	$5
Interest expense	(1,330)	(568)	(2,640)	(1,363)
	$(1,324)	$(566)	$(2,632)	$(1,358)

Interest expense consists of interest accrued on our Secured Notes and the fair value of a warrant issued to the placement agent for our offering of the Secured Notes. We made no interest payments in the periods presented. The increases in interest expense in the three and nine month periods ended September 30, 2016 compared to the three and nine month periods ended September 30, 2015 were due to our issuance of approximately $5.96 million in principal amount of Secured Notes on April 1, 2016. The warrant we issued to the placement agent in our offering of Secured Notes provided that the number of shares issuable upon exercise of the warrant would be adjusted and the exercise price of that warrant would be adjusted to equal the conversion price of the Secured Notes. When we completed our IPO on August 10, 2016, our Secured Noted converted into shares of common stock and the number of shares issuable upon exercise the warrant issued to the underwriter of our Secured Notes became determinable and was increased by an additional 96,458 shares and the warrant exercise price was modified to $3.75 per share. The increase in fair value of the warrant was determined to be approximately $709,000 and was recorded as interest expense in the three and nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2016, we had total assets of approximately $28.4 million and a working capital of approximately $27.9 million. On August 10, 2016 we consummated our IPO of 3,680,000 shares of common stock through which we raised net proceeds of approximately $24.7 million. In connection with the completion of the IPO, our Secured Notes were converted into 6,264,659 shares of common stock, thus extinguishing the debt associated with the Secured Notes. Based on our cash balance as of the date of the filing of this report, including proceeds of our IPO, we believe that we have sufficient capital to fund our current business plans over, at least, 12 months from the date of filing this quarterly report, and to enable one or more customers to license and qualify our MST® technology and start full-scale industrial production of devices that incorporate MST® technology.

The following table sets forth, for the periods indicated, a year-over-year comparison of our cash flows from operating, investing and financing activities (dollars in thousands)

	Nine Months ended September 30,		Change
	2016	2015	$	%

Operating cash flows	$(5,331)	$(3,110)	$(2,221)	71%
Investing cash flows	$(10)	$(2)	$(8)	400%
Financing cash flows	$30,333	$7,712	$22,621	293%

Operating activities. Cash used in operating activities increased during the nine months ended September 30, 2016 compared to the same period of 2015 due primarily to increased losses from operations.

Investing activities. Cash used in operating activities increased during the nine months ended September 30, 2016 compared to the same period of 2015 due primarily increased purchases of property and equipment to support our operations.

Financing activities. Cash provided by financing activities in the nine months ended September 30, 2016 related primarily to our Secured Notes issued in April 2016 and the proceeds of our IPO in August 2016. Cash provided by financing activities in the nine months ended September 30, 2015 related primarily to the Secured Notes issued in in March 2015. See Note 5 to our unaudited condensed financial statements.

We believe that the net proceeds of our IPO and the conversion of approximately $23.5 million of debt to equity concurrent with the close of the IPO, will be sufficient to fund our presently forecasted working capital requirements for, at least, the next 12 months following the date of the filing of this report, including securing one or more foundries, IDMs or fabless semiconductor manufacturers to qualify and license our MST® technology and start full-scale industrial production of a device that incorporates our MST® technology. However, the semiconductor industry is generally slow to adopt new manufacturing process technologies and conducts long testing and qualification processes which we have limited ability to control. Accordingly, we may require additional capital in order to get to full-scale industrial production of a device that incorporates our MST® technology the receipt of which cannot be assured. In the event we require additional capital over and above the amount raised and on hand, we will endeavor to acquire additional funds through various financing sources, including follow-on equity offerings, debt financing, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

In addition to the other information included in this report, you should carefully consider the factors discussed under “Risk Factors” in our final IPO prospectus filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933 on August 8, 2016.

Item 2. Unregistered Sales of Equities and Use of Proceeds

On August 10, 2016, we completed our initial public offering, (“IPO”), of 3,680,000 shares of our common stock, including 480,000 shares of common stock from the exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $7.50 per share. The offer and sale of all of the shares in our IPO were registered under the Securities Act of 1933 (“Securities Act”) pursuant to a registration statement on Form S-1 (File No. 333-212353), which was declared effective by the SEC on August 4, 2016. The offering commenced on August 5, 2015 and the closing took place on August 10, 2015.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated August 5, 2016 filed with the SEC on August 8, 2016. Pending the uses described therein, we have invested the net proceeds from the offering in short-term, investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, and guaranteed obligations of the U.S. government.

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

Signature	Title	Date

/s/ Scott A. Bibaud	Chief Executive Officer	November 8, 2016
Scott A. Bibaud	(Principal Executive Officer)

/s/ Francis Laurencio	Chief Financial Officer	November 8, 2016
Francis Laurencio	(Principal Financial and Accounting Officer)

