Form 10-Q
period 2017-03-31
Atomera Inc
filed 2017-05-05
CIK 1420520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act: Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of May 1, 2017 was 12,104,737.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$23,812	$26,718
Prepaid expenses and other current assets	308	96
Total current assets	24,120	26,814

Property and equipment, net	31	28
Security Deposit	37	37

Total assets	$24,188	$26,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$295	$353
Accrued expenses	200	168
Accrued payroll related expenses	179	510

Total liabilities	674	1,031

Commitments and contingencies (see Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 2,500 shares; none issued and outstanding at March 31, 2017 and December 31, 2016	–	–
Common stock, $0.001 par value, authorized 47,500 shares; 12,105 shares issued and outstanding at March 31, 2017 and 12,025 issued and outstanding as of December 31, 2016	12	12
Additional paid-in capital	123,043	121,833
Accumulated deficit	(99,541)	(95,997)
Total stockholders’ equity	23,514	25,848

Total liabilities and stockholders’ equity	$24,188	$26,879

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months ended March 31,
	2017	2016
Operating Expenses:
Research and development	$1,456	$949
General and administrative	1,603	861
Selling and marketing	509	119
Total operating expenses	3,568	1,929

Loss from operations	(3,568)	(1,929)

Other income/(expense):
Interest income	28	–
Interest expense	–	(562)
Other expense	(4)	–
Total other expense, net	24	(562)

Net loss	$(3,544)	$(2,491)

Net loss per common share, basic and diluted	$(0.29)	$(1.54)

Weighted average number of common shares outstanding, basic and diluted	12,034	1,617

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,544)	$(2,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	3
Debt issuance cost amortization	–	194
Stock-based compensation	1,210	60
Non-cash interest expense	–	368
Compensation in exchange for settlement of subscription receivable	–	188
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(212)	4
Security deposit	–	(37)
Accounts payable	(58)	106
Accrued expenses	32	(83)
Accrued payroll expenses	(331)	37
Net cash used in operating activities	(2,898)	(1,651)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(8)	(9)
Net cash used in investing activities	(8)	(9)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of offering costs	–	(36)
Net cash used in financing activities	–	(36)

Net decrease in cash and cash equivalents	(2,906)	(1,696)

Cash and cash equivalents at beginning of period	26,718	3,197

Cash and cash equivalents at end of period	$23,812	$1,501

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Periods Ended March 31, 2017 and 2016

1.	NATURE OF OPERATIONS

Atomera Incorporated (“Atomera” or the “Company”) was incorporated in the state of Delaware in March 2007 under the name MEARS Technologies, Inc. and is engaged in the development, commercialization and licensing of proprietary processes and technologies for the semiconductor industry. On January 12, 2016, the Company changed its name to Atomera Incorporated.

The Company has not yet generated revenue from planned principal operations, and is devoting substantially all of its efforts toward technology research and development and to securing customers for its technology. The Company has primarily financed operations through private placements of equity and debt securities and the Company’s Initial Public Offering (the “IPO”) which was consummated on August 10, 2016.

2.	LIQUIDITY AND MANAGEMENT PLANS

At March 31, 2017, the Company had cash and cash equivalents of approximately $23.8 million and working capital of approximately $23.4 million. For the three months ended March 17, 2017, the Company had a net loss of approximately $3.5 million with $2.9 million of cash used in operations. The Company has not generated revenues since inception and has incurred recurring operating losses. At March 31, 2017, the Company had an accumulated deficit of approximately $99.5 million.

During 2017, the Company’s operating plans include increased headcount in research and development and sales and business development. Based on the funds it has available as of the date of the filing of this report, the Company believes that it has sufficient capital to fund its current business plans and obligations over, at least, 12 months from the date that these financial statements have been issued, and to enable one or more customers to license and qualify its technology and start full-scale industrial production of devices that incorporate the Company’s technology. However, as the Company has not yet generated revenue from planned principal operations, it is subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Accordingly, the Company may require additional capital, the receipt of which cannot be assured. In the event the Company requires additional capital, there can be no guarantee that funds will be available on commercially reasonable terms, if at all.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Form 10-K for the year ended December 31, 2016.

Basis of presentation of unaudited condensed financial information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2016 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017. These financial statements should be read in conjunction with that report.

Adoption of recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. The Company has adopted ASU 2016-06 as of January 1, 2017. The ASU did not have an impact on the Company’s financial condition or results of operations.

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	March 31,
	2017	2016
Stock Options	2,107	538
Warrants	765	303
Conversion of Notes Payable	–	2,280
	2,872	3,121

5.	NOTES PAYABLE

On March 17, 2015, the Company issued Senior Secured Convertible Notes (the “Secured Notes”) to certain investors under which the Company borrowed approximately $7.4 million and it exchanged all of its previously outstanding unsecured convertible promissory notes for Secured Notes with an aggregate principal balance of approximately $7.35 million. The total closing represented $14.75 million. The Secured Notes were due on May 31, 2016 and accrued interest at a rate of 10% per annum.  During the three months ended March 31, 2016, the interest expense on the Secured Notes was approximately $562,000. On August 31, 2016, all principal and accrued interest were converted into shares of common stock. There is no interest expense for the three months ended March 31, 2017.

6.	RELATED PARTY TRANSACTIONS

On January 14, 2005, the Company executed a Secured Promissory Note (the “Promissory Note”) with an officer of the Company. Under the Promissory Note, the officer borrowed $187,500 from the Company. The Promissory Note bore interest at a fixed rate of 3.76% per annum, with interest-only payments due annually through the maturity date of January 14, 2014. In December 2015, the Company agreed to extend the term of the note to January 14, 2019, subject to acceleration in the event of the sale or liquidation of the Company, bankruptcy or like event. Effective January 2016, the Company cancelled the outstanding principal of the note in the amount of $187,500. The cancellation of this note was recognized as a bonus to the officer and included in general and administrative expenses in the accompanying statement of operations for the three months ended March 31, 2016. As of the date of the cancellation of the Promissory Note, there was accrued and unpaid interest under the note in the amount of approximately $7,000, which amount has been repaid by the officer. In return for the cancellation of the note, the officer was required to reimburse the Company for withholding taxes payable by the Company, in the amount of approximately $14,000.

During the three months ended March 31, 2016, a director, who is also a shareholder of the Company, was paid $3,000 for his work as a consultant for the Company. The director is no longer paid for consulting work.

7.	WARRANTS

A summary of warrant activity for the three months ended March 31, 2017 is as follows (shares in thousands except per share and contractual term):

	Number of Shares	Weighted- Average Exercise Prices	Weighted-Average Remaining Contractual Term (In Years)
Outstanding at January 1, 2017	765	$5.75
Outstanding at March 31, 2017	765	$5.75	3.6

The warrants outstanding at March 31, 2017 had an intrinsic value of approximately $1.9 million based on a per-share stock price of $7.08 as of March 31, 2017.

8.	STOCK BASED COMPENSATION

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three months ended March 31, 2017 and 2016 for stock options and restricted stock (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$88	$48
General and administrative	852	12
Selling and Marketing	270	–
	$1,210	$60

As of March 31, 2017, there was approximately $6.6 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.5 years.

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

	Three Months Ended March 31,
	2017	2016
Weighted average exercise price:	$6.89	$5.70
Weighted average grant date fair value:	$3.01	$2.64
Assumptions:
Expected volatility	42.6%	46.5%
Weighted average expected term (in years)	6.0	6.1
Risk-free interest rate	2.2%	1.6%
Expected dividend yield	0.0%	0.0%

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

The following table summarizes stock option activity during the three months ended March 31, 2017 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices	Weighted-Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2017	1,515	$7.21
Granted	593	$6.89
Exercised	–	$–
Expired	(1)	$29.94
Outstanding at March 31, 2017	2,107	$7.11	9.0	$670
Exercisable at March 31, 2017	600	$7.36	8.3	$251

During the three months ended March 31, 2017, the Company granted options under its Employee Stock Option Plan to purchase 593,292 shares of its common stock to its employees. The fair value of these options was approximately $1.8 million.

The company issues restricted stock to employees and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the three months ended March 31, 2017 (in thousands except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2017	462	$8.07
Granted	80	$7.01
Released	(24)	$7.99
Cancelled	–	$–
Outstanding non-vested shares at March 31, 2017	518	$7.91

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 19, 2016, the Company entered into a real estate lease agreement for a 3,396 square foot office facility in Los Gatos, California as its new corporate headquarters. The lease commenced on February 1, 2016 and expires on January 31, 2018. The lease rate is $13,074 per month.

Approximate future minimum lease payments required under the operating leases are as follows (in thousands):

Years ending December 31,	Amount
Remaining period in 2017	$118
2018	13
Total	$131

Licensing agreement

In December 2006, the Company entered into licensing agreement with ASM International, NV, a semiconductor OEM located in Almere, The Netherlands, pursuant to which ASM has granted to the Company a non-exclusive, worldwide license to make, and sublicense others to make, semiconductor devices using certain ASM patents. The ASM license restricts the Company and its sublicensees from using the ASM licensed rights in the manufacture of EPI machines or any other machines used to manufacture semiconductors. The ASM license is coterminous with patents licensed by ASM, which expires on January 8, 2019, and requires the Company to pay ASM a royalty of 5% of net royalty revenue, generally defined as gross royalty revenue less certain customer offsets and credits, from the sale of any product incorporating the ASM licensed patents not manufactured on ASM equipment and a royalty of 2.5% of net revenue from the sale of any product incorporating ASM licensed patents manufactured on ASM equipment. All semiconductor devices incorporating the Company’s MST® technology manufactured prior to January 8, 2019 will be subject to the ASM license royalty. The Company has not incurred any royalty obligation under license agreement as of March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Atomera Incorporated should be read in conjunction with our unaudited condensed financial statements and the accompanying notes that appear elsewhere in this filing. Statements in this Quarterly Report on Form 10-Q include forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

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

We do not intend to design or manufacture integrated circuits directly. Instead, we intend to develop and license technologies and processes that will offer the designers and manufacturers of integrated circuits a low-cost solution to the industry’s need for greater performance and lower power consumption. Our customers and partners are expected to include:

•	foundries, which manufacture integrated circuits on behalf of fabless manufacturers;

•	integrated device manufacturers, or IDMs, which are the fully integrated designers and manufacturers of integrated circuits;

•	fabless semiconductor manufacturers, which are designers of integrated circuits that outsource the manufacture of their chips to foundries;

•	original equipment manufacturers, or OEMs, which manufacture the epitaxial, or EPI, machines used to deposit semiconductor layers, such as the MST® onto the base silicon wafer; and

•	electronic design automation companies, which make tools used throughout the industry to simulate the effects of using different materials, design structures and process technologies on the performance of semiconductor products.

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

For the three months ended March 31, 2017 and 2016, we incurred approximately $1.5 million and $949,000, respectively, of research and development expense, an increase of $507,000 or 53%. The increase in research and development expense is primarily due to an increase of approximately $243,000 in compensation expense which includes an increase of approximately $167,000 in payroll related expenses due to increased engineering headcount and a bonus accrual based on a new compensation plan and an approximately $76,000 increase in stock-based compensation expense. The rest of the increase in research and development expense is due to an increase of approximately $199,000 in outsourced testing and materials.

General and administrative expenses. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs for the three months ended March 31, 2017 and 2016 were approximately $1.6 million and $861,000, respectively, representing an increase of approximately $742,000 or 86%. Approximately $810,000 of the increase in general and administrative costs is due to increased compensation expense, of which approximately $805,000 was due to additional stock-based compensation expense related to restricted stock and options issued to certain officers and directors in connection with our IPO. The remaining increase can be attributed to board of directors’ fees of approximately $57,000 that were not incurred in the three months ended March 31, 2016. We commenced compensating our non-employee directors effective September 1, 2016 in connection with becoming a publicly-traded company.

Selling and marketing expenses.  Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. For the three months ended March 31, 2017 and 2016 selling and marketing expenses were approximately $509,000 and $119,000, respectively, representing an increase of approximately $390,000 or 328%. Approximately $270,000 of the increase is due to stock based compensation expense and $96,000 in payroll related expenses due to the hiring of a new Vice President of Business Development and Sales.

Interest income and expense. Interest income and interest expense for the three months ended March 31, 2017 and 2016 consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2017	2016

Interest income	$28	$–
Interest expense	–	(562)
	$28	$(562)

Interest income for the three months ended March 31, 2017 related to interest earned on our cash and cash equivalents. Interest expense for the three months ended March 31, 2016 related to accrued interest on our Secured Notes. These notes were converted into shares of common stock upon the completion of our IPO in August of 2016.

Other expense. Other expense for the three months ended March 31, 2017 consisted of currency exchange losses related to our accounts payable of approximately $4,000. We did not have any currency exchange losses for the three months ended March 31, 2016.

Liquidity and Capital Resources

At March 31, 2017, we had cash and cash equivalents of approximately $23.8 million and working capital of approximately $23.4 million. For the three months ended March 17, 2017, we had a net loss of approximately $3.5 million with $2.9 million used in operations. We have not generated revenues since inception and has incurred recurring operating losses. At March 31, 2017, we had an accumulated deficit of approximately $99.5 million.

Cash Flows from Operating, Investing and Financing Activities

We believe that our available working capital is sufficient to fund our presently forecasted working capital requirements for, at least, the next 12 months following the date of the filing of this report. However, the semiconductor industry is generally slow to adopt new manufacturing process technologies and conducts long testing and qualification processes which we have limited ability to control. Accordingly, we may require additional capital in order to get to full-scale industrial production of a device that incorporates our MST®. In the event we require additional capital over and above the amount raised and on hand, we will endeavor to acquire additional funds through various financing sources, including follow-on equity offerings, debt financing, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that additional capital will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Net cash used in operating activities of approximately $2.9 million for the three months ended March 31, 2017 resulted primarily from our net loss of approximately $3.5 million, a decrease of approximately $331,000 in accrued payroll expenses and an increase of approximately $212,000 in prepaid expenses, adjusted by approximately $1.2 million for stock-based compensation expense.

Net cash used in operating activities of approximately $1.7 million for the three months ended March 31, 2016 resulted primarily from our net loss of approximately $2.5 million, adjusted by approximately $368,000 in non-cash interest expense, approximately $194,000 for non-cash amortization of debt issuance costs, and approximately $188,000 for non-cash settlement of subscription receivable.

Net cash used in investing activities of approximately $8,000 for the three months ended March 31, 2017 and approximately $9,000 for the three months ended March 31, 2016 consisted of the purchase of property and equipment.

No cash was used in or provided by financing activities in the three months ended March 31, 2017. Net cash used in financing activities of approximately $36,000 for the three months ended March 31, 2016 consisted primarily of debt issuance costs paid.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements or issued guarantees to third parties.

Recent Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See note 2 to the condensed financial statements included in Item 1 of this Form 10-Q.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

ATOMERA INCORPORATED.

Date: May 5, 2017	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: May 5, 2017		By: /s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

