Form 10-Q
period 2017-09-30
Atomera Inc
filed 2017-11-08
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017.

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of November 1, 2017 was 12,160,637.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$19,606	$26,718
Prepaid expenses and other current assets	132	96
Total current assets	19,738	26,814

Property and equipment, net	31	28
Security deposit	37	37

Total assets	$19,806	$26,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$286	$353
Accrued expenses	299	168
Accrued payroll related expenses	277	510

Total liabilities	862	1,031

Commitments and contingencies (see Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 2,500 shares; none issued and outstanding at September 30, 2017 and December 31, 2016	–	–
Common stock, $0.001 par value, authorized 47,500 shares; 12,161 shares issued and outstanding at September 30, 2017 and 12,025 issued and outstanding as of December 31, 2016	12	12
Additional paid-in capital	125,387	121,833
Accumulated deficit	(106,455)	(95,997)
Total stockholders’ equity	18,944	25,848

Total liabilities and stockholders’ equity	$19,806	$26,879

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$1,602	$941	$4,502	$2,757
General and administrative	1,374	1,613	4,689	3,369
Selling and marketing	350	229	1,367	439
Total operating expenses	3,326	2,783	10,558	6,565

Loss from operations	(3,326)	(2,783)	(10,558)	(6,565)

Other income/(expense):
Interest income	42	6	106	8
Interest expense	–	(1,330)	–	(2,640)
Other expense	–	–	(6)	–
Total other income/(expense), net	42	(1,324)	100	(2,632)

Net loss	$(3,284)	$(4,107)	$(10,458)	$(9,197)

Net loss per common share, basic and diluted	$(0.27)	$(0.56)	$(0.86)	$(2.59)

Weighted average number of common shares outstanding, basic and diluted	12,161	7,382	12,111	3,553

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,458)	$(9,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13	10
Debt issuance cost amortization	–	1,526
Stock-based compensation	3,554	1,140
Non-cash interest expense	–	1,114
Compensation in exchange for settlement of subscription receivable	–	188
Loss on disposal of equipment	1	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(36)	(107)
Security deposit	–	(37)
Accounts payable	(67)	(24)
Accrued expenses	131	(25)
Accrued payroll expenses	(233)	81
Net cash used in operating activities	(7,095)	(5,331)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(17)	(25)
Release of restricted asset	–	15
Net cash used in investing activities	(17)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from senior secured convertible promissory notes payable	–	5,467
Proceeds from initial public offering	–	27,600
Payment of offering costs	–	(2,738)
Proceeds from exercise of stock options	–	4
Net cash provided by financing activities	–	30,333

Net (decrease)/increase in cash and cash equivalents	(7,112)	24,992

Cash and cash equivalents at beginning of period	26,718	3,197

Cash and cash equivalents at end of period	$19,606	$28,189
Non-cash financing activities:
Warrant issued as debt discount on secured notes	$–	$709
Warrant issued for underwriting of initial public offering	–	539
Conversion of secured notes into equity	–	23,492
	$–	$24,740

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Periods Ended September 30, 2017 and 2016

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

At September 30, 2017, the Company had cash and cash equivalents of approximately $19.6 million and working capital of approximately $18.9 million. For the nine months ended September 30, 2017, the Company had a net loss of approximately $10.5 million with approximately $7.1 million of cash used in operations. The Company has not generated revenues since inception and has incurred recurring operating losses. At September 30, 2017, the Company had an accumulated deficit of approximately $106.5 million.

The Company’s operating plans for the next 12 months include increased headcount in research and development and increased spending on outsourced fabrication and testing. Based on the funds it has available as of the date of the filing of this report, the Company believes that it has sufficient capital to fund its current business plans and obligations over, at least, 12 months from the date that these financial statements have been issued. The Company also believes that it has sufficient capital to enable one or more customers to license and qualify its technology and to subsequently start full-scale industrial production of devices that incorporate the Company’s technology. However, as the Company has not yet generated revenue from planned principal operations, it is subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Accordingly, the Company may require additional capital, the receipt of which cannot be assured. In the event the Company requires additional capital, there can be no guarantee that funds will be available on commercially reasonable terms, if at all.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017.

Basis of presentation of unaudited condensed financial information

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2016 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2017. These financial statements should be read in conjunction with that report.

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	September 30,
	2017	2016
Stock Options	2,111	1,363
Warrants	765	765
	2,876	2,128

5.	NOTES PAYABLE

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

During the three and nine months ended September 30, 2016, the interest expense on the Secured Notes was approximately $1.3 million and $2.6 million, respectively. On August 31, 2016, all principal and accrued interest were converted into shares of common stock. There is no interest expense for the three and nine months ended September 30, 2017.

6.	RELATED PARTY TRANSACTIONS

On January 14, 2005, the Company executed a Secured Promissory Note (the “Promissory Note”) with an officer of the Company. Under the Promissory Note, the officer borrowed $187,500 from the Company. The Promissory Note bore interest at a fixed rate of 3.76% per annum, with interest-only payments due annually through the maturity date of January 14, 2014. In December 2015, the Company agreed to extend the term of the note to January 14, 2019, subject to acceleration in the event of the sale or liquidation of the Company, bankruptcy or like event. Effective January 2016, the Company cancelled the outstanding principal of the note in the amount of $187,500. The cancellation of this note was recognized as a bonus to the officer and included in general and administrative expenses in the accompanying statement of operations for the nine months ended September 30, 2016. As of the date of the cancellation of the Promissory Note, there was accrued and unpaid interest under the note in the amount of approximately $7,000, which amount has been repaid by the officer. In return for the cancellation of the note, the officer was required to reimburse the Company for withholding taxes payable by the Company, in the amount of approximately $14,000.

During the three and nine months ended September 30, 2016, a director, who is also a shareholder of the Company, was paid $0 and $3,000, respectively, for his work as a consultant for the Company. The director is no longer paid for consulting work.

7.	WARRANTS

A summary of warrant activity for the nine months ended September 30, 2017 is as follows (shares in thousands except per share and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)
Outstanding at January 1, 2017	765	$5.75
Outstanding at September 30, 2017	765	$5.75	3.1

The warrants outstanding at September 30, 2017 had an intrinsic value of approximately $635,000 based on a per-share stock price of $3.89 as of September 30, 2017.

8.	STOCK BASED COMPENSATION

In May 2017, the Company’s shareholders approved its 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted share grants. The 2007 Stock Incentive Plan (“2007 Plan”) expired in March 2017. The 2017 Plan provides for the issuance of 3,750,000 shares of common stock. All of the Company’s employees and any subsidiary employees (including officers and directors who are also employees), as well as all of the Company’s nonemployee directors and other consultants, advisors and other persons who provide services to the Company will be eligible to receive incentive awards under the 2017 Plan. Generally stock options and restricted stock vest over a one to four-year period from the date of grant under the 2017 Plan.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three and nine months ended September 30, 2017 and 2016 for stock options and restricted stock from the 2017 Plan and 2007 Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$115	$50	$338	$63
General and administrative	647	832	2,493	928
Selling and Marketing	154	149	723	149
	$916	$1,031	$3,554	$1,140

As of September 30, 2017, there was approximately $4.6 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.6 years.

The weighted average grant date fair value per share of the options granted under the plan was $3.08 and $3.58 for the three months ended September 30, 2017 and 2016, respectively, and $3.01 and $3.56 for the nine months ended September 30, 2017 and 2016, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2017 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2017	1,515	$7.21
Granted	598	$6.87
Exercised	–	$–
Expired	(2)	$43.42
Outstanding at September 30, 2017	2,111	$7.08	8.5	$–
Exercisable at September 30, 2017	843	$7.21	8.1	$–

During the nine months ended September 30, 2017, the Company granted options under its 2007 Stock Incentive Plan to purchase 593,292 shares of its common stock to its employees. The fair value of these options was approximately $1.8 million. During the nine months ended September 30, 2017, the Company granted options under its 2017 Stock Incentive Plan to purchase 5,000 shares of its common stock to a consultant. The fair value of these options was approximately $11,000 as of September 30, 2017.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the nine months ended September 30, 2017 (in thousands except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2017	462	$8.07
Granted	136	$6.60
Vested	(471)	$7.96
Cancelled	–	$–
Outstanding non-vested shares at September 30, 2017	127	$6.90

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 19, 2016, the Company entered into a real estate lease agreement for a 3,396 square foot office facility in Los Gatos, California as its new corporate headquarters. The lease commenced on February 1, 2016 and expires on January 31, 2018. The lease rate is $13,074 per month.

Approximate future minimum lease payments required under the operating leases are as follows (in thousands):

Years ending December 31,	Amount
Remaining period in 2017	$39
2018	13
Total	$52

Licensing agreement

In December 2006, the Company entered into a licensing agreement with ASM International N.V., a vendor or semiconductor manufacturing equipment located in Almere, The Netherlands, pursuant to which ASM has granted to the Company a non-exclusive, worldwide license to make, and sublicense others to make, semiconductor devices using certain ASM patents. The ASM license restricts the Company and its sublicensees from using the ASM licensed rights in the manufacture of epitaxial deposition machines or any other machines used to manufacture semiconductors. The ASM license is coterminous with patents licensed by ASM, which expires on January 8, 2019, and requires the Company to pay ASM a royalty of 5% of net royalty revenue, generally defined as gross royalty revenue less certain customer offsets and credits, from the sale of any product incorporating the ASM licensed patents not manufactured on ASM equipment and a royalty of 2.5% of net revenue from the sale of any product incorporating ASM licensed patents manufactured on ASM equipment. All semiconductor devices incorporating the Company’s MST® technology manufactured prior to January 8, 2019 will be subject to the ASM license royalty. The Company has not incurred any royalty obligation under this license agreement as of September 30, 2017.

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

Overview

We are engaged in the business of developing, commercializing and licensing proprietary processes and technologies for the $350+ billion semiconductor industry. Our lead technology, named Mears Silicon TechnologyTM, or MST®, is a thin film of reengineered silicon, typically 100 to 300 angstroms (or approximately 20 to 60 silicon atomic unit cells) thick. MST® can be applied as a transistor channel enhancement to CMOS-type transistors, the most widely used transistor type in the semiconductor industry. MST® is our proprietary and patent-protected performance enhancement technology that we believe addresses a number of key engineering challenges facing the semiconductor industry. We believe that by incorporating MST®, transistors can be smaller, with increased speed, reliability and energy efficiency. In addition, since MST® is an additive and low-cost technology, it can be deployed on an industrial scale, with machines commonly used in semiconductor manufacturing. We believe that MST® can be widely incorporated into the most common types of semiconductor products, including analog, logic, optical and memory integrated circuits.

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

Research and development expenses. To date, our operations have focused on the research, development, patent protection, and commercialization of our processes and technologies, including our proprietary and patent-protected MST® performance enhancement technology. Our research and development costs primarily consist of payroll and benefit costs for our engineering staff and costs of outsourced fabrication and metrology of semiconductor wafers incorporating our MST® technology.

The timing and amount of our outsourced fabrication and metrology is highly dependent on evaluations by our prospective customers and partners. As a result, the level of our research and development costs can vary significantly among accounting periods.

For the three months ended September 30, 2017 and 2016, we incurred approximately $1.6 million and $941,000, respectively, of research and development expense, an increase of approximately $661,000 or 70%. The increase in research and development expense is primarily due to an increase of approximately $461,000 in outsourced fabrication, testing and materials to support expanded customer engagements. The remaining increase in research and development expense is due to an increase of approximately $98,000 in payroll related expenses due to increased engineering headcount and an approximate $64,000 increase in stock-based compensation expense.

For the nine months ended September 30, 2017 and 2016, we incurred research and development expense of approximately $4.5 million and $2.8 million, respectively, an increase of approximately $1.7 million or 63%. The increase in research and development expense is primarily due to an increase of approximately $947,000 in outsourced fabrication, testing and materials to support expanded customer engagements and approximately $79,000 of additional professional fees for technical consulting and recruiting. The remaining increase in research and development expense is due to an increase of approximately $368,000 in payroll related expenses due to increased engineering headcount, and an approximate $274,000 increase in stock-based compensation expense reflecting stock option and restricted stock grants made in connection with and subsequent to our Initial Public Offering (“IPO”).

General and administrative expenses. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, professional fees and office-related costs. General and administrative expenses for the three months ended September 30, 2017 and 2016 were approximately $1.4 million and $1.6 million, respectively, representing a decrease of approximately $239,000 or 15%. The decrease in general and administrative expenses is primarily due to a decrease of approximately $185,000 in stock based compensation which was due to vesting of management bonuses and stock options issued in connection with our IPO in August 2016. The remaining decrease can be attributed to approximately $194,000 decrease in payroll and payroll related expense due to a bonus of $250,000 that was paid in the third quarter of 2016 related to the IPO. This decrease is offset by a $269,000 bonus accrual during 2017.

General and administrative expense for the nine months ended September 30, 2017 and 2016 were approximately $4.7 million and $3.4 million, respectively, representing an increase of approximately $1.3 million or 39%. The increase was primarily due to an increase of approximately $1.6 million in stock-based compensation reflecting grants made in connection with and after our IPO and an approximate $348,000 increase in professional fees primarily related to investor relations consulting and payments to our independent directors. We commenced compensating our non-employee directors in the third quarter of 2016. These costs were offset by a decrease of approximately $447,000 in payroll and payroll related expenses due to severance costs of approximately $195,000 associated with the departure of former executives in 2016 as well as the payment of a bonus of $250,000 to our Chief Executive Officer in September 2016 resulting from the completion of our IPO.

Selling and marketing expenses. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. For the three months ended September 30, 2017 and 2016 selling and marketing expenses were approximately $350,000 and $229,000, respectively, representing an increase of approximately $121,000 or 53%. Approximately $90,000 of the increase is due an increase in headcount and consulting expenses for engagement with prospective customers engagements. The remaining increase is due to an increase in bonus expense and travel resulting from the additional headcount as we continue to expand our customer partnerships.

Selling and marketing expenses for the nine months ended September 30, 2017 and 2016 were approximately $1.4 million and $439,000, respectively, representing an increase of approximately $928,000 or 211%. Approximately $574,000 of the increase is due to stock based compensation expense. The remaining increase is due to an increase in head count and consulting expenses for engagement with prospective customers engagements.

Interest income and expenses. Interest income and interest expense for the three and nine months ended September 30, 2017 and 2016 consisted of the following (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Interest income	$42	$6	$106	$8
Interest expense	–	(1,330)	–	(2,640)
	42	(1,324)	106	(2,632)

Interest income for the three and nine months ended September 30, 2017 and 2016 related to interest earned on our cash and cash equivalents. Interest expense for the three and nine months ended September 30, 2016 related to accrued interest on our Secured Notes. The principal amount and accrued interest on these notes converted into shares of common stock upon the completion of our IPO in August of 2016. Accordingly, we have not incurred interest expense after August 2016.

Liquidity and Capital Resources

At September 30, 2017, we had cash and cash equivalents of approximately $19.6 million and working capital of approximately $18.9 million. For the nine months ended September 30, 2017, we had a net loss of approximately $10.5 million and used approximately $7.1 million of cash in operations. We have not generated revenues since inception and have incurred recurring operating losses. At September 30, 2017, we had an accumulated deficit of approximately $106.5 million.

Cash Flows from Operating, Investing and Financing Activities

We believe that our available working capital is sufficient to fund our presently forecasted working capital requirements for, at least, the next 12 months following the date of the filing of this report. However, the semiconductor industry is generally slow to adopt new manufacturing process technologies and conducts long testing and qualification processes which we have limited ability to control. Accordingly, we may require additional capital in order to get to full-scale industrial production of a device that incorporates our MST®. In the event we require additional capital over and above the amount we have on hand and any amounts generated from licensing our MST® technology, we will endeavor to acquire additional funds through various financing sources, including follow-on equity offerings, debt financing and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue-producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that additional capital will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Net cash used in operating activities of approximately $7.1 million for the nine months ended September 30, 2017 resulted primarily from our net loss of approximately $10.5 million adjusted by approximately $3.6 million for stock-based compensation expense and a decrease of approximately $233,000 in accrued payroll expenses.

Net cash used in operating activities of approximately $5.3 million for the nine months ended September 30, 2016 resulted primarily from our net loss of approximately $9.2 million, adjusted by approximately $1.5 million for non-cash amortization of debt issuance costs, $1.1 million in non-cash interest expense, and approximately $1.1 million for stock compensation expense.

Net cash used in investing activities of approximately $17,000 for the nine months ended September 30, 2017 consisted of the purchase of property and equipment. Net cash used in investing activities of approximately $10,000 for the nine months ended September 30, 2016 consisted of approximately $25,000 for the purchase of property and equipment offset by $15,000 release of a restricted investment.

No cash was used in or provided by financing activities in the nine months ended September 30, 2017. Net cash provided by financing activities in the nine months ended September 30, 2016 related primarily to the net proceeds of approximately $24.8 million from our initial public offering in August 2016 along with our Secured Notes issued in April 2016 with proceeds of approximately $5.5 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ATOMERA INCORPORATED.

Date: November 8, 2017	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: November 8, 2017	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

