Form 10-Q
period 2018-03-31
Atomera Inc
filed 2018-05-15
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018.

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of May 4, 2018 was 12,361,069.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$14,547	$17,369
Accounts receivable	–	110
Prepaid expenses and other current assets	401	248
Total current assets	14,948	17,727

Property and equipment, net	68	67
Security deposit	13	13

Total assets	$15,029	$17,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$283	$198
Accrued expenses	208	239
Accrued payroll related expenses	226	512

Total liabilities	717	949

Commitments and contingencies (see Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 2,500 shares; none issued and outstanding at March 31, 2018 and December 31, 2017	–	–
Common stock, $0.001 par value, authorized 47,500 shares; 12,361 and 12,161 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	12	12
Additional paid-in capital	126,457	125,911
Accumulated deficit	(112,157)	(109,065)
Total stockholders’ equity	14,312	16,858

Total liabilities and stockholders’ equity	$15,029	$17,807

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months ended March 31,
	2018	2017
Operating expenses:
Research and development	$1,690	$1,456
General and administrative	1,203	1,603
Selling and marketing	246	509
Total operating expenses	3,139	3,568

Loss from operations	(3,139)	(3,568)

Other income/(expense):
Interest income	47	28
Other expense	–	(4)
Total other income, net	47	24

Net loss	$(3,092)	$(3,544)

Net loss per common share, basic and diluted	$(0.26)	$(0.31)

Weighted average number of common shares outstanding, basic and diluted	12,041	11,572

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,092)	$(3,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	5
Stock-based compensation	546	1,210
Loss on disposal of equipment	1	–
Changes in operating assets and liabilities:
Accounts receivable	110	–
Prepaid expenses and other current assets	(153)	(212)
Accounts payable	85	(58)
Accrued expenses	(31)	32
Accrued payroll expenses	(286)	(331)
Net cash used in operating activities	(2,812)	(2,898)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(10)	(8)
Net cash used in investing activities	(10)	(8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	–	–

Net decrease in cash and cash equivalents	(2,822)	(2,906)

Cash and cash equivalents at beginning of period	17,369	26,718

Cash and cash equivalents at end of period	$14,547	$23,812

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Periods Ended March 31, 2018 and 2017

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

At March 31, 2018, the Company had cash and cash equivalents of approximately $14.5 million and working capital of approximately $14.2 million. The Company has only generated limited revenues since inception, all of which was non-recurring revenue recognized in the fourth quarter of 2017, and has incurred recurring operating losses. At March 31, 2018 the Company had an accumulated deficit of approximately $112.2 million.

The Company’s operating plans for the next 12 months include increased spending on outsourced fabrication and testing and increased headcount in research and development. Based on the funds it has available as of the date of the filing of this report, the Company believes that it has sufficient capital to fund its current business plans and obligations over, at least, 12 months from the date that these financial statements have been issued. However, as the Company has not yet generated recurring revenue from planned principal operations, it is subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Accordingly, the Company may require additional capital, the receipt of which cannot be assured. In the event the Company requires additional capital, there can be no guarantee that funds will be available on commercially reasonable terms, if at all.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2018 other than the adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted utilizing the full retrospective method. As a result, the Company has updated its Revenue policy.

The Company generates revenue from sales of its products and delivery of services to its customers. Revenue is recognized based on the following steps (i) identification of the contract, or contracts, with a customer, (ii) identification of the performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations of the contract, and (v) recognition of revenue when, or as, the Company satisfies a performance obligation.

Basis of presentation of unaudited condensed financial information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2017 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2018. These financial statements should be read in conjunction with that report.

Adoption of recent accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has adopted Topic 606 as of January 1, 2018 utilizing the full retrospective method of adoption. The adoption of Topic 606 did not have any impact on its results of operations and financial condition.

In May 2017, the FASB issued ASU No. 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. The adoption of this update and did not to have a material impact on its financial position, results of operations or financial statement disclosure.

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Three Months Ended March 31
	2018	2017
Stock Options	2,476	2,107
Unvested restricted stock	316	518
Warrants	765	765
	3,557	3,390

The calculation for basic and diluted loss per share excludes unvested restricted stock awards which are subject to forfeiture.

5.	WARRANTS

A summary of warrant activity for the three months ended March 31, 2018 is as follows (shares in thousands except per share and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)
Outstanding at January 1, 2018	765	$5.75
Outstanding at March 31, 2018	765	$5.75	2.61

The warrants outstanding at March 31, 2018 had an intrinsic value of approximately $1.6 million based on a per-share stock price of $6.24 as of March 31, 2018.

6.	STOCK BASED COMPENSATION

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three months ended March 31, 2018 and 2017 for stock options and restricted stock from the 2017 Plan and 2007 Plan, the 2007 Plan expired in March 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$112	$88
General and administrative	400	852
Selling and Marketing	34	270
	$546	$1,210

As of March 31, 2018, there was approximately $5.5 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.7 years.

The weighted average grant date fair value per share of the options granted under the plan was $2.16 and $3.01 for the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2018 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2018	2,141	$7.03
Granted	335	$5.64
Outstanding at March 31, 2018	2,476	$6.84	8.3	$493
Exercisable at March 31, 2018	1,105	$7.15	7.71	$119

During the three months ended March 31, 2018 the Company granted options under its 2017 Stock Incentive Plan to purchase 335,424 shares of its common stock to its employees. The fair value of these options was approximately $725,000.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the three months ended March 31, 2018 (in thousands except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2018	121	$6.90
Granted	200	$5.64
Vested	(5)	$7.01
Outstanding non-vested shares at March 31, 2018	316	$6.10

During the three months ended March 31, 2018 the Company granted restricted stock awards under its 2017 Stock Incentive Plan to purchase 200,432 shares of its common stock to its employees. The fair value of these options was approximately $1.1 million at the time of grant.

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 19, 2016, the Company entered into a real estate lease agreement for a 3,396 square foot office facility in Los Gatos, California as its new corporate headquarters. The lease commenced on February 1, 2016 and expiring January 31, 2018. The lease was amended in December 2017 to extend the lease terms for three years through January 31, 2021. The lease rate is $12,735 per month with annual increases of 3%.

Approximate future minimum lease payments required under the operating leases are as follows (in thousands):

Years ending December 31,	Amount
Remaining period in 2018	$115
2019	157
2020	162
2021	13
Total	$447

Licensing agreement

In December 2006, the Company entered into a licensing agreement with ASM International N.V., a vendor or semiconductor manufacturing equipment located in Almere, The Netherlands, pursuant to which ASM has granted to the Company a non-exclusive, worldwide license to make, and sublicense others to make, semiconductor devices using certain ASM patents. The ASM license restricts the Company and its sublicensees from using the ASM licensed rights in the manufacture of epitaxial deposition machines or any other machines used to manufacture semiconductors. The ASM license, which is coterminous with patents licensed by ASM, expires on January 8, 2019, and requires the Company to pay ASM a royalty of 5% of net royalty revenue, generally defined as gross royalty revenue less certain customer offsets and credits, from the sale of any product incorporating the ASM licensed patents not manufactured on ASM equipment and a royalty of 2.5% of net revenue from the sale of any product incorporating ASM licensed patents manufactured on ASM equipment. All semiconductor devices incorporating the Company’s MST® technology manufactured prior to January 8, 2019 will be subject to the ASM license royalty. The Company has incurred and paid a royalty obligation of approximately $3,000 under this license agreement through March 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Atomera Incorporated should be read in conjunction with our unaudited condensed financial statements and the accompanying notes that appear elsewhere in this filing. Statements in this Quarterly Report on Form 10-Q include forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 6, 2018 and referenced under the heading “Risk Factors” within Part II, Item 1A of this Quarterly Report and other documents we subsequently file from time to time with the Securities and Exchange Commission (the “SEC”), such as our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Results of Operations

Revenues and Cost of Revenues. We did not generate revenue in the three months ended March 31, 2018 or 2017. We have only generated limited revenues since inception, all of which was non-recurring revenue recognized in the fourth quarter of 2017.

Operating Expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended March 31, 2018 and 2017, our operating expenses totaled approximately $3.1 million and $3.6 million, respectively. The decrease in operating expenses was primarily due to a decrease of approximately $665,000 in stock compensation expense.

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

For the three months ended March 31, 2018 and 2017, we incurred approximately $1.7 million and $1.5 million, respectively, of research and development expense, an increase of approximately $234,000 or 16%. The increase in research and development expense is primarily due to an increase of approximately $136,000 in spending on outsourced fabrication and metrology to support increased engagements with potential customers evaluating our MST, an increase of approximately $89,000 in payroll expense reflecting an increase in engineering headcount and an increase of approximately $24,000 in stock compensation expenses.

General and administrative expenses. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs for the three months ended March 31, 2018 and 2017 were approximately $1.2 million and $1.6 million, respectively, representing a decrease of approximately $400,000 or 25%. The decrease in costs was primarily due to a decrease of approximately $452,000 in stock compensation expense. This cost was offset by an approximate $40,000 increase in professional fees primarily due to fees related to patent filings and maintenance.

Selling and marketing expenses. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the three months ended March 31, 2018 and 2017 were approximately $246,000 and $509,000, respectively, representing a decrease of approximately $263,000, or 52%. Approximately $236,000 of the decrease is due to lower stock-based compensation. The remaining decrease is due to an approximately $31,000 decrease in consulting expense.

Interest income and expenses. Interest income for the three months ended March 31, 2018 and 2017 was approximately $47,000 and $28,000, respectively. Interest income for each period related to interest earned on our cash and cash equivalents.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of approximately $14.5 million and a working capital of approximately $14.2 million. For the three months ended March 31, 2018, we had a net loss of approximately $3.1 million and used approximately $2.8 million of cash in operations. Since inception, we have incurred recurring operating losses. At March 31, 2018, we had an accumulated deficit of approximately $112.2 million

We believe that our available working capital is sufficient to fund our presently forecasted working capital requirements for, at least, the next 12 months following the date of the filing of this report. However, the semiconductor industry is generally slow to adopt new manufacturing process technologies and conducts long testing and qualification processes which we have limited ability to control. In the event we require additional capital, we will endeavor to acquire additional funds through various financing sources, including follow-on equity offerings, debt financing and joint ventures with industry partners. On October 13, 2017, the SEC declared effective our Registration Statement on Form S-3 which enables us to issue equity and/or debt instruments in one or more offerings. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue-producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that additional capital, whether under the S-3 Registration Statement or otherwise, will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $2.8 million for the three months ended March 31, 2018 resulted primarily from our net loss of approximately $3.1 million adjusted by approximately $545,000 for stock-based compensation expense and an increase of approximately $43,000 in accounts receivable and prepaids offset by a decrease of approximately $232,000 in accounts payable and other accrued expenses.

Net cash used in operating activities of approximately $2.9 million for the three months ended March 31, 2017 resulted primarily from our net loss of approximately $3.5 million adjusted by approximately $1.2 million for stock-based compensation expense, a decrease of approximately $331,000 in accrued payroll expense and an approximate $212,000 decrease in prepaid expenses.

Net cash used in investing activities of approximately $10,000 for the three months ended March 31, 2018 and approximately $8,000 for three months ended March 31, 2017 consisted of the purchase of property and equipment.

No cash was used in or provided by financing activities for the three months ended March 31, 2018 or 2017.

 Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements or issued guarantees to third parties.

Recent Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See note 3 to the condensed financial statements included in Item 1 of this Form 10-Q.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 6, 2018.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 6, 2018.

Item 6. Exhibits

The following is a list of exhibits files as part of this Report on Form 10-Q:

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

ATOMERA INCORPORATED.

Date: May 15, 2018	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: May 15, 2018	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

