Form 10-Q
period 2018-06-30
Atomera Inc
filed 2018-08-09
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018.

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of August 8, 2018 was 12,408,525.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$12,254	$17,369
Accounts receivable	96	110
Prepaid expenses and other current assets	296	248
Total current assets	12,646	17,727

Property and equipment, net	65	67
Security deposit	13	13

Total assets	$12,724	$17,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$339	$198
Accrued expenses	285	239
Accrued payroll related expenses	338	512

Total liabilities	962	949

Commitments and contingencies (see Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 2,500 shares; none issued and outstanding at June 30, 2018 and December 31, 2017	–	–
Common stock, $0.001 par value, authorized 47,500 shares; 12,409 and 12,161 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	12	12
Additional paid-in capital	127,078	125,911
Accumulated deficit	(115,328)	(109,065)
Total stockholders’ equity	11,762	16,858

Total liabilities and stockholders’ equity	$12,724	$17,807

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Revenue	$96	$–	$96	$–
Cost of revenue	(113)	–	(113)	–
Gross margin	(17)	–	(17)	_

Operating expenses
Research and development	1,738	1,444	3,428	2,900
General and administrative	1,254	1,712	2,457	3,315
Selling and marketing	212	508	458	1,017
Total operating expenses	3,204	3,664	6,343	7,232

Loss from operations	(3,221)	(3,664)	(6,360)	(7,232)

Other income/(expense)
Interest income	50	36	97	64
Other expense	–	(2)	–	(6)
Total other income/(expense), net	50	34	97	58

Net loss	$(3,171)	$(3,630)	$(6,263)	(7,174)

Net loss per common share, basic and diluted	$(0.26)	$(0.31)	$(0.52)	(0.62)

Weighted average number of common shares outstanding, basic and diluted	12,078	11,616	12,060	11,594

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,263)	$(7,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	9
Stock-based compensation	1,166	2,638
Loss on disposal of equipment	1	–
Changes in operating assets and liabilities:
Accounts receivable	14	–
Prepaid expenses and other current assets	(48)	(95)
Accounts payable	141	(76)
Accrued expenses	46	37
Accrued payroll expenses	(174)	(319)
Net cash used in operating activities	(5,101)	(4,980)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(14)	(13)
Net cash used in investing activities	(14)	(13)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	–	–

Net decrease in cash and cash equivalents	(5,115)	(4,993)

Cash and cash equivalents at beginning of period	17,369	26,718

Cash and cash equivalents at end of period	$12,254	$21,725

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Periods Ended June 30, 2018 and 2017

1.	NATURE OF OPERATIONS

Atomera Incorporated (“Atomera” or the “Company”) was incorporated in the state of Delaware in March 2007 and is engaged in the development, commercialization and licensing of proprietary processes and technologies for the semiconductor industry.

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

At June 30, 2018, the Company had cash and cash equivalents of approximately $12.3 million and working capital of approximately $11.7 million. The Company has only generated limited revenues since inception, all of which was non-recurring revenue recognized in the fourth quarter of 2017 and second quarter of 2018. The Company has incurred recurring operating losses from inception to date. At June 30, 2018 the Company had an accumulated deficit of approximately $115.3 million.

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

Significant accounting policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2018 other than the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted utilizing the full retrospective method. As a result, the Company has updated its Revenue policy. See Note 4 for more information.

Basis of presentation of unaudited condensed financial information

The unaudited condensed financial statements of the Company for the three and six months ended June 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2017 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2018. These financial statements should be read in conjunction with that report.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. The adoption of this update did not have a material impact on its financial position, results of operations or financial statement disclosure.

Recent accounting standards

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance in this ASU expands the scope of ASC Topic 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. This amendment will be effective for annual and interim beginning after December 31, 2018. The company is currently evaluating the impact ASU 2018-07 will have on its financial position, results of operations or financial statement disclosure.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU will require lessees to recognize a right of use asset and lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The amendment will be effective for annual and interim beginning after December 15, 2018, including interim periods within those fiscal years. The company is currently evaluating the impact ASU 2016-02 will have on its financial position, results of operations or financial statement disclosure.

4.	REVENUE

The adoption of ASU No. 2014-09 represents a change in accounting principle that will provide financial statement readers with enhanced revenue recognition disclosures. In accordance with Topic 606, the Company recognizes revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services.

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

Revenue for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Engineering services	$96	$–	$96	$–

5.	BASIC AND DILUTED LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding and the dilutive common stock equivalent shares outstanding during the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon i) the exercise of outstanding stock options and warrants and (ii) vesting of restricted stock units and restricted stock awards, are only included in the calculation of diluted net loss per share when their effect is dilutive. Since the Company has had net losses for all periods presented, all potentially dilutive securities are anti-dilutive. Accordingly, basic and diluted net loss per share are equal.

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2018	2017
Stock Options	2,477	2,107
Unvested restricted stock	299	523
Warrants	765	765
	3,541	3,395

The calculation for basic and diluted loss per share excludes unvested restricted stock awards which are subject to forfeiture.

6.	WARRANTS

A summary of warrant activity for the six months ended June 30, 2018 is as follows (shares in thousands except per share and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)
Outstanding at January 1, 2018	765	$5.75
Outstanding at June 30, 2018	765	$5.75	2.36

The warrants outstanding at June 30, 2018 had an intrinsic value of approximately $1.5 million based on a per-share stock price of $6.12 as of June 30, 2018.

7.	STOCK BASED COMPENSATION

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three and six months ended June 30, 2018 and 2017 for stock options and restricted stock from the 2017 Plan and 2007 Plan, the 2007 Plan expired in March 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$148	$135	$260	$223
General and administrative	443	994	842	1,846
Selling and Marketing	30	299	64	569
	$621	$1,428	$1,166	$2,638

As of June 30, 2018, there was approximately $5.2 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.5 years.

The weighted average grant date fair value per share of the options granted under the plans was $2.17 and $3.01 for the six months ended June 30, 3018 and 2017, respectively

The following table summarizes stock option activity during the six months ended June 30, 2018 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2018	2,141	$7.03
Granted	338	$5.64
Expired	(2)	$59.10
Outstanding at June 30, 2018	2,477	$6.81	8.02	$403
Exercisable at June 30, 2018	1,246	$7.05	7.55	$115

During the six months ended June 30, 2018 the Company granted options under its 2017 Stock Incentive Plan to purchase approximately 338,000 shares of its common stock to its employees and consultants. The fair value of these options was approximately $733,000 at the time of grant.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the six months ended June 30, 2018 (in thousands except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2018	121	$6.90
Granted	248	$5.69
Vested	(70)	$6.09
Outstanding non-vested shares at June 30, 2018	299	$6.09

During the six months ended June 30, 2018 the Company granted approximately 248,000 restricted stock awards under its 2017 Stock Incentive Plan to its employees and directors. The fair value of these awards was approximately $1.4 million at the time of grant.

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 19, 2016, the Company entered into a real estate lease agreement for a 3,396 square foot office facility in Los Gatos, California as its new corporate headquarters. The lease commenced on February 1, 2016 and had a two-year term. The lease was amended in December 2017 to extend the lease terms for three years through January 31, 2021. The lease rate is $12,735 per month with annual increases of 3%.

Approximate future minimum lease payments required under the operating leases are as follows (in thousands):

Years ending December 31,	Amount
Remaining period in 2018	$76
2019	157
2020	162
2021	13
Total	$408

Licensing agreement

In December 2006, the Company entered into a licensing agreement with ASM International N.V., a vendor of semiconductor manufacturing equipment located in Almere, The Netherlands, pursuant to which ASM has granted to the Company a non-exclusive, worldwide license to make, and sublicense others to make, semiconductor devices using certain ASM patents. The ASM license restricts the Company and its sublicensees from using the ASM licensed rights in the manufacture of epitaxial deposition machines or any other machines used to manufacture semiconductors. The ASM license, which is coterminous with patents licensed by ASM, expires on January 8, 2019 and requires the Company to pay ASM a royalty of 5% of net royalty revenue, generally defined as gross royalty revenue less certain customer offsets and credits, from the sale of any product incorporating the ASM licensed patents not manufactured on ASM equipment and a royalty of 2.5% of net revenue from the sale of any product incorporating ASM licensed patents manufactured on ASM equipment. All semiconductor devices incorporating the Company’s MST® technology manufactured prior to January 8, 2019 will be subject to the ASM license royalty. The Company has incurred a royalty obligation of approximately $5,000 under this license agreement through June 30, 2018, of which approximately $2,400 is included in accrued expenses of the Company’s consolidated balance sheet as of June 30, 2018.

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

Results of Operations

Revenues and cost of revenues. Revenue for the three and six months ended June 30, 2018 was $96,000 and was generated from providing engineering services. We did not generate revenue in the three and six months ended June 30, 2017. We have only generated limited revenues since inception, all of which was engineering services revenue recognized in the quarter ended June 30, 2018 and the fourth quarter of 2017.

Cost of revenue. Cost of revenue consists of materials as well as direct compensation and expenses incurred to provide engineering services. Cost of revenue was approximately $113,000 for the three and six months ended June 30, 2018 and $0 for the three and six months ended June 30, 2017. We anticipate that our cost of revenue will vary substantially depending on the nature of services delivered in each customer engagement. Accordingly, our gross margin for engineering services may vary significantly among customer engagements and from period to period and is not indicative of margins we expect to obtain from license fees and royalties.

Operating expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended June 30, 2018 and 2017, our operating expenses totaled approximately $3.2 million and approximately $3.7 million, respectively. The decline in operating expense was primarily due to a decrease of approximately $807,000 in stock compensation expense, which was partly offset by an approximate $194,000 increase in payroll and related and an approximate $178,000 increase in outsourced fabrication and testing expenses. For the six months ended June 30, 2018 and 2017, our operating expenses totaled approximately $6.3 million and approximately $7.2 million, respectively. The decline in operating expense was primarily due to an approximate $1.5 million decrease in stock compensation expense, which was partly offset by an approximate $336,000 increase in payroll and related costs and an approximate $315,000 increase in outsourced fabrication and testing expenses.

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

For the three months ended June 30, 2018 and 2017, we incurred approximately $1.7 million and $1.4 million, respectively, of research and development expense, an increase of approximately $294,000 or 20%. The increase in research and development expense is primarily due to an increase of approximately $178,000 in spending on outsourced fabrication and metrology to support increased engagements with potential customers evaluating MST and an increase of approximately $120,000 in payroll and related expense reflecting an increase in engineering headcount.

For the six months ended June 30, 2018 and 2017, we incurred approximately $3.4 million and $2.9 million, respectively, of research and development expense, an increase of approximately $528,000 or 18%. The increase in research and development expense is primarily due to an increase of approximately $315,000 in spending on outsourced fabrication and metrology to support increased engagements with potential customers evaluating MST, an increase of approximately $209,000 in payroll expense reflecting an increase in engineering headcount and an increase in consulting costs of approximately $39,000 which was offset by a $64,000 decrease in professional fees for recruiting.

General and administrative expenses. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs for the three months ended June 30, 2018 and 2017 were approximately $1.3 million and $1.7 million, respectively, representing a decrease of approximately $458,000 or 27%. The decrease in costs was primarily due to a decrease of approximately $551,000 in stock compensation expense. This decrease was partially offset by an approximate $57,000 increase in payroll and related costs due to an increase in the expected bonus accrued for this quarter compared to the same quarter last year.

For the six months ended June 30, 2018 and 2017, we incurred approximately $2.5 million and $3.3 million, respectively, of general and administrative expense, a decrease of approximately $858,000 or 26%. The decrease in costs was primarily due to a decrease of approximately $1.0 million in stock compensation expense. This decrease was partially offset by an approximate $95,000 increase in payroll and related costs due to an increase in salaries and projected bonus. Professional fees also increased by approximately $60,000 primarily due to increased fees related to patent filings and maintenance.

Selling and marketing expenses. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the three months ended June 30, 2018 and 2017 were approximately $212,000 and $508,000, respectively, representing a decrease of approximately $296,000, or 58%. Approximately $269,000 of the decrease is due to lower stock-based compensation. The remaining decrease is due to an approximate $45,000 decrease in consulting expense.

For the six months ended June 30, 2018 and 2017, we incurred approximately $458,000 and $1.0 million, respectively, of selling and marketing expense, a decrease of approximately $559,000 or 55%. The decrease primarily related to an approximate $505,000 decrease in stock compensation expense and an approximate $76,000 decrease in consulting expense. These decreases were offset in part by an increase of approximately $31,000 in payroll and related costs due to the increase in bonus accrued for the six months ended June 30, 2018 compared to the same period of 2017

Interest income and expenses. Interest income for the three months ended June 30, 2018 and 2017 was approximately $50,000 and $36,000, respectively. Interest income for the six months ended June 30, 2018 and 2017 was approximately $97,000 and $64,000, respectively. Interest income for each period related to interest earned on our cash and cash equivalents.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of approximately $12.3 million and a working capital of approximately $11.7 million. For the six months ended June 30, 2018, we had a net loss of approximately $6.3 million and used approximately $5.1 million of cash in operations. Since inception, we have incurred recurring operating losses. At June 30, 2018, we had an accumulated deficit of approximately $115.3 million.

We believe that our available working capital is sufficient to fund our presently forecasted working capital requirements for, at least, the next 12 months following the date of the filing of this report. However, the semiconductor industry is generally slow to adopt new manufacturing process technologies and conducts long testing and qualification processes which we have limited ability to control, and there can be no assurance of the timing of our receipt of meaningful amounts of revenue. If we are not able to generate sufficient revenue from licensing our technology in a timeframe that satisfies our cash needs, we will need to raise more capital. In the event we require additional capital, we will endeavor to acquire additional funds through various financing sources, including follow-on equity offerings, debt financing and joint ventures with industry partners. On October 13, 2017, the SEC declared effective our Registration Statement on Form S-3 which enables us to issue equity and/or debt instruments in one or more offerings. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue-producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that additional capital, whether under the S-3 Registration Statement or otherwise, will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $5.1 million for the six months ended June 30, 2018 resulted primarily from our net loss of approximately $6.3 million adjusted by approximately $1.2 million for stock-based compensation expense.

Net cash used in operating activities of approximately $5.0 million for the six months ended June 30, 2017 resulted primarily from our net loss of approximately $7.2 million and a decrease of approximately $319,000 in accrued payroll expenses, adjusted by approximately $2.6 million for stock-based compensation

Net cash used in investing activities of approximately $14,000 for the six months ended June 30, 2018 and approximately $13,000 for six months ended June 30, 2017 consisted of the purchase of property and equipment.

No cash was used in or provided by financing activities for the six months ended June 30, 2018 or 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ATOMERA INCORPORATED.

Date: August 9, 2018	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: August 9, 2018	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

