Form 10-Q
period 2018-09-30
Atomera Inc
filed 2018-11-05
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one)

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of November 1, 2018 was 15,033,525.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,957	$17,369
Accounts receivable	75	110
Prepaid expenses and other current assets	227	248
Total current assets	10,259	17,727

Property and equipment, net	63	67
Deferred offering costs	73	–
Security deposit	13	13

Total assets	$10,408	$17,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$354	$198
Accrued expenses	319	239
Accrued payroll related expenses	703	512
Deferred revenue	75	–

Total liabilities	1,451	949

Commitments and contingencies (see Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 2,500 shares; none issued and outstanding at September 30, 2018 and December 31, 2017	–	–
Common stock, $0.001 par value, authorized 47,500 shares; 12,409 and 12,161 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	12	12
Additional paid-in capital	127,708	125,911
Accumulated deficit	(118,763)	(109,065)
Total stockholders’ equity	8,957	16,858

Total liabilities and stockholders’ equity	$10,408	$17,807

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Revenue	$–	$–	$96	$–
Cost of revenue	–	–	(113)	–
Gross margin	–	–	(17)	–

Operating expenses
Research and development	1,922	1,602	5,350	4,502
General and administrative	1,324	1,374	3,781	4,689
Selling and marketing	237	350	695	1,367
Total operating expenses	3,483	3,326	9,826	10,558

Loss from operations	(3,483)	(3,326)	(9,843)	(10,558)

Other income/(expense)
Interest income	48	42	145	106
Other expense	–	–	–	(6)
Total other income/(expense), net	48	42	145	100

Net loss	$(3,435)	$(3,284)	$(9,698)	$(10,458)

Net loss per common share, basic and diluted	$(0.28)	$(0.28)	$(0.80)	$(0.90)

Weighted average number of common shares outstanding, basic and diluted	12,117	11,862	12,079	11,684

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,698)	$(10,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24	13
Stock-based compensation	1,796	3,554
Loss on disposal of equipment	1	1
Changes in operating assets and liabilities:
Accounts receivable	35	–
Prepaid expenses and other current assets	21	(36)
Accounts payable	141	(67)
Accrued expenses	58	131
Accrued payroll expenses	191	(233)
Deferred revenue	75	–
Net cash used in operating activities	(7,356)	(7,095)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(21)	(17)
Net cash used in investing activities	(21)	(17)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of offering costs	(35)	–
Net cash used in financing activities	(35)	–

Net decrease in cash and cash equivalents	(7,412)	(7,112)

Cash and cash equivalents at beginning of period	17,369	26,718

Cash and cash equivalents at end of period	$9,957	$19,606

Non-cash investing activities:
Accrued offering costs	$38	$–

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Periods Ended September 30, 2018 and 2017

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

On October 15, 2018, the Company issued an additional 2,625,500 shares of common stock at a public offering price of $4.75 per share. The Company intends to apply the net proceeds towards working capital and general corporate purposes. See Note 9 for additional information.

2.	LIQUIDITY AND MANAGEMENT PLANS

At September 30, 2018, the Company had cash and cash equivalents of approximately $10.0 million and working capital of approximately $8.8 million. The Company has only generated limited revenues since inception and has incurred recurring operating losses from inception to date. At September 30, 2018 the Company had an accumulated deficit of approximately $118.8 million.

Based on the funds it has available as of the date of the filing of this report, which include the proceeds received from the Company’s October 2018 public offering of common shares, the Company believes that it has sufficient capital to fund its current business plans and obligations over, at least, 12 months from the date that these financial statements have been issued. However, as the Company has not yet generated recurring revenue from planned principal operations, it is subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Accordingly, the Company may require additional capital, the receipt of which cannot be assured. In the event the Company requires additional capital, there can be no guarantee that funds will be available on commercially reasonable terms, if at all.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2018 other than the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted utilizing the full retrospective method. As a result, the Company has updated its Revenue policy. See Note 4 for more information.

Basis of presentation of unaudited condensed financial information

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2017 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2018. These financial statements should be read in conjunction with that report.

Adoption of recent accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has adopted Topic 606 as of January 1, 2018 utilizing the full retrospective method of adoption. The adoption of Topic 606 did not have any impact on its results of operations and financial condition.

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

Recent accounting standards

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance in this ASU expands the scope of ASC Topic 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. This amendment will be effective for annual and interim periods beginning after December 31, 2018. The company is currently evaluating the impact ASU No. 2018-07 will have on its financial position, results of operations or financial statement disclosure.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU will require lessees to recognize a right of use asset and lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The amendment will be effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU No. 2016-02. ASU No. 2018-11 allows entities the option to prospectively apply the new lease standard at the adoption date instead of recording the cumulative impact of all comparative reporting periods presented within retained earnings. The company is currently evaluating the impact ASU No. 2016-02, ASU No. 2018-10 and ASU No. 2018-11 will have on its financial position, results of operations or financial statement disclosure.

4.	REVENUE

The adoption of ASU No. 2014-09 represents a change in accounting principle that will provide financial statement readers with enhanced revenue recognition disclosures. In accordance with Topic 606, the amount of revenue that the Company recognizes reflects the consideration it expects to receive in exchange for goods or services and such revenue is recognized at the time when goods or services are transferred and/or delivered to its customers.

The Company generates revenue from license fees for rights to use its intellectual property as well as from sales of its products and delivery of services to its customers. Revenue is recognized based on the following steps: (i) identification of the contract, or contracts, with a customer, (ii) identification of the performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations of the contract, and (v) recognition of revenue when, or as, the Company satisfies a performance obligation.

For recognizing licensing revenue, the Company must determine if the performance obligation has been met by when control is transferred to the customer. Revenue is recognized based on the following factors: (i) whether the license grant is distinct or combined with the transfer of goods or services, (ii) whether the license is a right to access intellectual property or a right to use the intellectual property. For licenses that are not distinct, but combined with other goods or services, the revenue is recognized at a point in time or over time in conjunction with the nature of the combined items or other combined obligations. If the license is determined to be distinct, revenue will be recognized (i) immediately if the license is a right to use intellectual property or (ii) over time if the licenses is a right to access intellectual property over a period of time.

Revenue for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Engineering services	$–	$–	$96	$–

5.	BASIC AND DILUTED LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding and the dilutive common stock equivalent shares outstanding during the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options and warrants and (ii) vesting of restricted stock units and restricted stock awards, are only included in the calculation of diluted net loss per share when their effect is dilutive. Since the Company has had net losses for all periods presented, all potentially dilutive securities are anti-dilutive. Accordingly, basic and diluted net loss per share are equal.

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2018	2017
Stock Options	2,477	2,111
Unvested restricted stock	276	127
Warrants	765	765
	3,518	3,003

The calculation for basic and diluted loss per share excludes unvested restricted stock awards which are subject to forfeiture.

6.	WARRANTS

A summary of warrant activity for the nine months ended September 30, 2018 is as follows (shares in thousands except per share and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)
Outstanding at January 1, 2018	765	$5.75	–
Outstanding at September 30, 2018	765	$5.75	2.11

The warrants outstanding at September 30, 2018 had an intrinsic value of approximately $1.5 million based on a per-share stock price of $5.98 as of September 30, 2018.

7.	STOCK BASED COMPENSATION

In May 2017, the Company’s shareholders approved its 2017 Stock Incentive Plan (“2017 Plan”) after its 2007 Stock Incentive Plan (“2007 Plan”) had expired in March 2017. The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted shares. The 2017 Plan provides for the issuance of 3,750,000 shares of common stock. All of the Company’s employees and any subsidiary employees (including officers and directors who are also employees), as well as all of the Company’s nonemployee directors and other consultants, advisors and other persons who provide services to the Company will be eligible to receive incentive awards under the 2017 Plan. Generally stock options and restricted stock vest over a one to four-year period from the date of grant under the 2017 Plan.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three and nine months ended September 30, 2018 and 2017 for stock options and restricted stock from the 2017 Plan and the 2007 Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$149	$115	$409	$338
General and administrative	449	647	1,291	2,493
Selling and marketing	32	154	96	723
Total stock-based compensation expense	$630	$916	$1,796	$3,554

As of September 30, 2018, there was approximately $4.5 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.3 years.

The weighted average grant date fair value per share of the options granted under the Company’s 2007 and 2018 Plans was $2.17 and $3.00 for the nine months ended September 30, 3018 and 2017, respectively

The following table summarizes stock option activity during the nine months ended September 30, 2018 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2018	2,141	$7.03	–	–
Granted	338	$5.64	–	–
Expired	(2)	$59.10	–	–
Outstanding at September 30, 2018	2,477	$6.81	7.77	$296
Exercisable at September 30, 2018	1,387	$7.02	7.36	$93

During the nine months ended September 30, 2018 the Company granted options under its 2017 Stock Incentive Plan to purchase approximately 338,000 shares of its common stock to its employees and consultants. The fair value of these options was approximately $733,000 at the time of grant.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the nine months ended September 30, 2018 (in thousands except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2018	121	$6.90
Granted	248	$5.69
Vested	(93)	$6.22
Outstanding non-vested shares at September 30, 2018	276	$6.04

During the nine months ended September 30, 2018 the Company granted approximately 248,000 restricted stock awards under its 2017 Stock Incentive Plan to its employees and directors. The fair value of these awards was approximately $1.4 million at the time of grant.

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 19, 2016, the Company entered into a real estate lease agreement for a 3,396 square foot office facility in Los Gatos, California as its new corporate headquarters. The lease commenced on February 1, 2016 and had a two-year term. The lease was amended in December 2017 to extend the lease term for three years through January 31, 2021. The lease rate was increased from $12,735 to $12,888 in October 2018 with annual increases of 3%. The increase in cost was due to annual adjustment of direct costs, in accordance with provisions of the lease.

Approximate future minimum lease payments required under the operating leases are as follows (in thousands):

Years ending December 31,	Amount
Remaining period in 2018	$26
2019	159
2020	163
2021	14
Total	$362

Licensing agreement

In December 2006, the Company entered into a licensing agreement with ASM International N.V., a vendor of semiconductor manufacturing equipment located in Almere, The Netherlands, pursuant to which ASM has granted to the Company a non-exclusive, worldwide license to make, and sublicense others to make, semiconductor devices using certain ASM patents. The ASM license restricts the Company and its sublicensees from using the ASM licensed rights in the manufacture of epitaxial deposition machines or any other machines used to manufacture semiconductors. The ASM license, which is coterminous with patents licensed by ASM, expires on January 8, 2019 and requires the Company to pay ASM a royalty of 5% of net royalty revenue, generally defined as gross royalty revenue less certain customer offsets and credits, from the sale of any product incorporating the ASM licensed patents not manufactured on ASM equipment and a royalty of 2.5% of net revenue from the sale of any product incorporating ASM licensed patents manufactured on ASM equipment. All semiconductor devices incorporating the Company’s MST® technology manufactured prior to January 8, 2019 will be subject to the ASM license royalty. The Company has incurred and paid a royalty obligation of approximately $5,000 under this license agreement through September 30, 2018.

9.	SUBSEQUENT EVENTS

On October 2, 2018, the Company entered into an integration agreement with STMicroelectronics (“ST”). The integration license gives ST certain rights to integrate the Company’s MST technology into their products and is the first of a three-phase licensing process with the next two being manufacturing and distribution phases.

On October 15, 2018, the Company closed an underwritten public offering of 2,625,000 shares of common stock at a public offering price of $4.75 per share. The Company has granted the underwriters a 30-day option to purchase up to an additional 393,750 shares of its common stock, to cover over allotments, if any, at an exercise price of $4.75 per share. The Company received approximately $11.3 million of net proceeds after deducting underwriting discounts and commission and other estimated offering expenses.

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

On October 13, 2017, the SEC declared effective our Registration Statement on Form S-3 which enables us to issue equity and/or debt instruments in one or more offerings. On October 15, 2018, we announced the closing of an underwritten public offering of 2,625,000 shares of common stock at a public offering price of $4.75 per share, pursuant to our Registration Statement on Form S-3. We have also granted the underwriters a 30-day option to purchase up to an additional 393,750 shared of its common stock, to cover over allotments, if any. We received approximately $11.5 million after deducting underwriting discounts and commission and other estimated offering expenses.

In September and October 2018, respectively, we entered into separate license agreements with Asahi Kasei Microdevices, or AKM, and STMicroelectronics, or ST, both of which are leading IDMs. The licensees have each agreed to pay us licensing fees for the right to build products that integrate MST technology deposited by us onto their semiconductor wafers, but the agreements do not grant the licensees the right to sell products incorporating MST. We intend that each license agreement will be the first of a three-stage licensing process with each of AKM and ST, to be followed by manufacturing and distribution license agreements with each of them. If executed, those manufacturing and distribution license agreements will allow each licensee to manufacture MST-enabled products entirely in their own facility and to sell them to their customers. We expect that the manufacturing and distribution agreements will provide for substantially larger upfront license fee payments than integration license fees and that the agreements will require the respective licensees to make royalty payments to us based the number and sales price of MST-enabled products they sell to their customers. However, our ability to enter into royalty-based manufacturing and distribution agreements with AKM and ST will depend, in large part, on the performance of devices they build using MST and the successful integration of our MST technology on a high-volume production scale.

We were organized as a Delaware limited liability company under the name Nanovis LLC on November 26, 2001. On March 13, 2007, we converted to a Delaware corporation under the name Mears Technologies, Inc. On January 12, 2016, we changed our name to Atomera Incorporated.

Results of Operations

Revenue. To date, we have only generated limited revenue from engineering services and, in time, we expect to collect license fees and royalties from customer sales of products that incorporate our MST technology. Our engineering services consist of depositing our MST film on semiconductor wafers and performing tests for customers evaluating MST. The license agreements we have entered into to date grant the licensees the right to build products that integrate our MST technology deposited by us onto their semiconductor wafers. Revenue is recognized upon transfer of control of promised products, services or intellectual property (“IP”) rights in an amount that reflects the consideration that we expect to receive in exchange for those products, services or licensing of IP rights.

We did not generate revenue in the three months ended September 30, 2018 or 2017.

Revenue for the nine months ended September 30, 2018 was $96,000 and consisted of engineering services a. We did not generate revenue in the nine months ended September 30, 2017.

Cost of revenue. Cost of revenue consists of royalties paid to third parties, costs of materials, as well as direct compensation and expenses incurred to provide engineering services. Cost of revenue was approximately $0 and $113,000 for the three and nine months ended September 30, 2018, respectively and $0 for the three and nine months ended September 30, 2017. We anticipate that our cost of revenue for engineering services will vary substantially depending on the nature of products and/or services delivered in each customer engagement. Accordingly, our gross margin for engineering services may vary significantly among customer engagements and from period to period and is not indicative of margins we expect to obtain from license fees and royalties.

Operating expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended September 30, 2018 and 2017, our operating expenses totaled approximately $3.5 million and approximately $3.3 million, respectively. The increase in operating expense was primarily due to an approximate $346,000 increase in payroll and related expenses and an approximate $110,000 increase in outsourced fabrication and testing expenses, which was offset by a decrease of approximately $285,000 in stock compensation expense.

For the nine months ended September 30, 2018 and 2017, our operating expenses totaled approximately $9.8 million and approximately $10.6 million, respectively. The decline in operating expense was primarily due to an approximate $1.8 million decrease in stock compensation expense, which was partly offset by an approximate $682,000 increase in payroll and related costs and an approximate $425,000 increase in outsourced fabrication and testing expenses. Stock compensation expense for the nine months ended September 30, 2017 included the full vesting in August 2017 of restricted stock grant made to certain members of our board of directors in connection with the completion of our IPO.

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

For the three months ended September 30, 2018 and 2017, we incurred approximately $1.9 million and $1.6 million, respectively, of research and development expense, an increase of approximately $320,000 or 20%. The increase in research and development expense is primarily due to an increase of approximately $110,000 in spending on outsourced fabrication and metrology to support increased engagements with customers evaluating MST and an increase of approximately $186,000 in payroll and related expense reflecting an increase in engineering headcount and increase in the expected bonus accrued for this quarter compared to the same quarter last period.

For the nine months ended September 30, 2018 and 2017, we incurred approximately $5.4 million and $4.5 million, respectively, of research and development expense, an increase of approximately $848,000 or 19%. The increase in research and development expense is primarily due to an increase of approximately $425,000 in spending on outsourced fabrication and metrology to support increased engagements with customers evaluating MST, an increase of approximately $396,000 in payroll expense reflecting an increase in engineering headcount and an increase in stock-based compensation expense of approximately $72,000 which was offset by approximately $64,000 decrease in professional fees for recruiting.

General and administrative expenses. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs for the three months ended September 30, 2018 and 2017 were approximately $1.3 million and $1.4 million, respectively, representing a decrease of approximately $50,000 or 4%. The decrease in costs was primarily due to a decrease of approximately $199,000 in stock compensation expense. This decrease was partially offset by an approximate $127,000 increase in payroll and related costs due to an increase in the expected bonus accrued for this quarter compared to the same quarter last year.

For the nine months ended September 30, 2018 and 2017, we incurred approximately $3.8 million and $4.7 million, respectively, of general and administrative expense, a decrease of approximately $908,000 or 19%. The decrease in costs was primarily due to a decrease of approximately $1.2 million in stock compensation expense. This decrease was partially offset by an approximate $222,000 increase in payroll and related costs due to an increase in salaries and projected bonus and an approximate $55,000 increase in insurance expenses primarily due to increases in premiums.

Selling and marketing expenses. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the three months ended September 30, 2018 and 2017 were approximately $237,000 and $350,000, respectively, representing a decrease of approximately $113,000, or 32%. Approximately $122,000 of the decrease is due to lower stock-based compensation. The remaining decrease is due to an approximate $19,000 decrease in consulting expense, which is partially offset by an approximately $32,000 increase in payroll and related expenses.

For the nine months ended September 30, 2018 and 2017, we incurred approximately $695,000 and $1.4 million, respectively, of selling and marketing expense, a decrease of approximately $672,000 or 49%. The decrease primarily related to an approximate $627,000 decrease in stock compensation expense and an approximate $95,000 decrease in consulting expense. These decreases were offset in part by an increase of approximately $63,000 in payroll and related costs due to the increase in expected bonus accrued for the nine months ended September 30, 2018 compared to the same period of 2017.

Interest income and expenses. Interest income for the three months ended September 30, 2018 and 2017 was approximately $48,000 and $42,000, respectively. Interest income for the nine months ended September 30, 2018 and 2017 was approximately $145,000 and $106,000, respectively. Interest income for each period related to interest earned on our cash and cash equivalents.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of approximately $10.0 million and working capital of approximately $8.9 million. For the nine months ended September 30, 2018, we had a net loss of approximately $9.6 million and used approximately $7.4 million of cash in operations. Since inception, we have incurred recurring operating losses. At September 30, 2018, we had an accumulated deficit of approximately $118.7 million.

On October 15, 2018 we closed an underwritten public offering of 2,625,000 shares of our common stock at a public offering price of $4.75 per share, pursuant to our Registration Statement on Form S-3. We have also granted the underwriters a 30-day option to purchase up to an additional 393,750 shares of our common stock, to cover over allotments, if any, at an exercise price of $4.75 per share. We received approximately $11.3 million of net proceeds, after deducting underwriting discounts and commissions and other estimate offering expenses

As of the date of this report, and after giving effect to our October 2018 public offering of common shares, we believe that our available working capital is sufficient to fund our presently forecasted working capital requirements for, at least, the next 12 months following the date of the filing of this report. However, the semiconductor industry is generally slow to adopt new manufacturing process technologies and conducts long testing and qualification processes which we have limited ability to control, and there can be no assurance of the timing of our receipt of meaningful amounts of revenue.

If we are not able to generate sufficient revenue from license fees and royalties in a timeframe that satisfies our cash needs, we will need to raise more capital. In the event we require additional capital, we will endeavor to acquire additional funds through various financing sources, including follow-on equity offerings, debt financing and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue-producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that additional capital, whether under the S-3 Registration Statement or otherwise, will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $7.4 million for the nine months ended September 30, 2018 resulted primarily from our net loss of approximately $9.7 million adjusted by approximately $1.8 million for stock-based compensation expense.

Net cash used in operating activities of approximately $7.1 million for the nine months ended September 30, 2017 resulted primarily from our net loss of approximately $10.5 million adjusted by approximately $3.6 million for stock-based compensation expense and a decrease of approximately $233,000 in accrued payroll expense

Net cash used in investing activities of approximately $21,000 for the nine months ended September 30, 2018 and approximately $17,000 for nine months ended September 30, 2017 consisted of the purchase of property and equipment.

No cash was used in or provided by financing activities for the nine months ended September 30, 2018 or 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

We have set forth below the risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operations that reflect material substantive changes from the risks disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 6, 2018, or Annual Report. The risks described below and included in our Annual Report are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and accompanying notes.

While we have recently entered into two integration license agreements, there can be no assurance that either relationship will lead to a royalty-based manufacturing or distribution license agreement. In September and October 2018, respectively, we entered into separate license agreements with Asahi Kasei Microdevices, or AKM, and STMicroelectronics, or ST, both of which are leading IDMs. The licensees have each agreed to pay us licensing fees for the right to build products that integrate MST technology deposited by us onto their semiconductor wafers, but the agreements do not grant the licensees the right to sell products incorporating MST. We intend that each license agreement will be the first of a three-stage licensing process with each of AKM and ST, to be followed by manufacturing and distribution license agreements with each of them. If executed, those manufacturing and distribution license agreements will allow each licensee to manufacture MST-enabled products entirely in their own facility and to sell them to their customers. We expect that the manufacturing and distribution agreements will provide for substantially larger upfront license fee payments than integration license fees and that the agreements will require the respective licensees to make royalty payments to us based the number and sales price of MST-enabled products they sell to their customers. However, our ability to enter into royalty-based manufacturing and distribution agreements with AKM and ST will depend, in large part, on the performance of devices they build using MST and the successful integration of our MST technology on a high-volume production scale. There can be no assurance that our MST technology will deliver the performance, power or other requirements our customers seek for their products or that the integration of our technology with our customers’ manufacturing process will be successful in high volume. In addition, even if our MST technology is successfully integrated into the licensees’ products, either or both of the licensees may decide, for reasons unrelated to the price or performance of our MST technology, not to enter into manufacturing and distribution license agreements.

We expect that our product qualification and licensing cycle will be lengthy and costly, and our marketing, engineering and sales efforts may be unsuccessful. We expect to incur significant engineering, marketing and sales expenses prior to entering into any license agreements, generating a license fee and establishing a royalty stream from each licensee. The introduction of any new process technology into semiconductor manufacturing is a lengthy process and we cannot forecast the length of time it takes to establish a new licensing relationship. Based on our engagements with potential customers to date, we believe the time from initial engagement until our customers execute a license and subsequently incorporate our technologies in their integrated circuits, can take 18 to 36 months or longer. Our integration license agreements with AKM and ST do not commit either customer to manufacturing or distribution licenses and we expect both customers to perform additional tests on evaluation wafers under their respective integration licenses before deciding whether to enter the next stages of licensing MST. As such, we will incur additional expenses in our engagements with AKM and ST before we receive license fees, if any, for manufacturing and distribution and before any subsequent royalty stream begins. While we believe that licensing of MST with AKM and ST could accelerate licensing decisions by other customers, the evaluation process for new technologies in the semiconductor industry is inherently long and complex and there can be no assurance that we will successfully convert other customer prospects into paying customers or that any of these customers will generate sufficient revenue to cover our expenses.

Item 6. Exhibits

The following is a list of exhibits files as part of this Report on Form 10-Q:

Exhibit No.	Description	Method of Filing

1.1	Underwriting Agreement dated as of October 11, 2018 between the Company and Roth Capital Partners, LLC, as representative of the several underwriters named therein	Incorporated by reference from Current Report on Form 8-K Filed on October 11, 2018

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the on the date indicated.

ATOMERA INCORPORATED.

Date: November 5, 2018	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: November 5, 2018	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

