Form 10-Q
period 2019-03-31
Atomera Inc
filed 2019-05-08
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019.

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

(408) 442-5248

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 129b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock: Par value $0.001	ATOM	Nasdaq Capital Market

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of May 3, 2019 was 15,331,503.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$15,137	$18,933
Accounts receivable	–	185
Unbilled contracts receivable	50	–
Prepaid expenses and other current assets	369	170
Total current assets	15,556	19,288

Property and equipment, net	88	56
Operating lease right-of-use asset	263	–
Security deposit	13	13

Total assets	$15,920	$19,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$242	$348
Accrued expenses	272	224
Accrued payroll related expenses	212	984
Current operating lease liability	138	–
Deferred revenue	34	55
Total current liabilities	898	1,611

Long term operating lease liability	116	–

Total liabilities	1,014	1,611

Commitments and contingencies (see Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 2,500 shares; none issued and outstanding at March 31, 2019 and December 31, 2018	–	–
Common stock, $0.001 par value, authorized 47,500 shares; 15,332 and 15,034 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	15	15
Additional paid-in capital	140,387	139,693
Accumulated deficit	(125,496)	(121,962)
Total stockholders’ equity	14,906	17,746

Total liabilities and stockholders’ equity	$15,920	$19,357

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months ended March 31,
	2019	2018
Revenue	$71	$–
Cost of revenue	–	–
Gross margin	71	–

Operating expenses
Research and development	2,127	1,690
General and administrative	1,321	1,203
Selling and marketing	247	246
Total operating expenses	3,695	3,139

Loss from operations	(3,624)	(3,139)

Other income
Interest income	90	47
Total other income	90	47

Net loss	$(3,534)	$(3,092)

Net loss per common share, basic and diluted	$(0.24)	$(0.26)

Weighted average number of common shares outstanding, basic and diluted	14,782	12,041

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2019	15,034	$15	$139,693	$(121,962)	$17,746
Stock-based compensation	298	–	694	–	694
Net loss	–	–	–	(3,534)	(3,534)
Balance March 31, 2019	15,332	$15	$140,387	$(125,496)	$14,906

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2018	12,161	$12	$125,911	$(109,065)	$16,858
Stock-based compensation	200	–	546	–	546
Net loss	–	–	–	(3,092)	(3,092)
Balance March 31, 2018	12,361	$12	$126,457	$(112,157)	$14,312

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,534)	$(3,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10	8
Stock-based compensation	694	546
Loss on disposal of equipment	–	1
Changes in operating assets and liabilities:
Accounts receivable	185	110
Prepaid expenses and other current assets	(262)	(153)
Accounts payable	(106)	85
Accrued expenses	52	(31)
Accrued payroll expenses	(772)	(286)
Deferred revenue	(21)	–
Net cash used in operating activities	(3,754)	(2,812)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(42)	(10)
Net cash used in investing activities	(42)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	–	–

Net decrease in cash and cash equivalents	(3,796)	(2,822)

Cash and cash equivalents at beginning of period	18,933	17,369

Cash and cash equivalents at end of period	$15,137	$14,547

Supplemental information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2019 and 2018

1.	NATURE OF OPERATIONS

Atomera Incorporated (“Atomera” or the “Company”) was incorporated in the state of Delaware in March 2007 under the name MEARS Technologies, Inc. and is engaged in the development, commercialization and licensing of proprietary processes and technologies for the semiconductor industry. On January 12, 2016, the Company changed its name to Atomera Incorporated.

The Company is in the development stage, having only recently begun limited revenue-generating activities, and is devoting substantially all of its efforts toward technology research and development. The Company has primarily financed operations through private placements of equity and debt securities and the Company’s Initial Public Offering (the “IPO”) which was consummated on August 10, 2016, and its underwritten public offering of common stock which was consummated on October 15, 2018.

2.	LIQUIDITY AND MANAGEMENT PLANS

At March 31, 2019, the Company had cash and cash equivalents of approximately $15.1 million and working capital of approximately $14.7 million. The Company has only generated limited revenues since inception and has incurred recurring operating losses. At March 31, 2019, the Company had an accumulated deficit of approximately $125.5 million.

The Company’s operating plans for the next 12 months include increased headcount in research and development and increased spending on outsourced fabrication and testing. Based on the funds it has available as of the date of the filing of this report, the Company believes that it has sufficient capital to fund its current business plans and obligations over, at least, 12 months from the date that these financial statements have been issued. However, as the Company has generated only limited revenue from planned principal operations, it is subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Accordingly, the Company may require additional capital, the receipt of which cannot be assured. In the event the Company requires additional capital, there can be no guarantee that funds will be available on commercially reasonable terms, if at all.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2019 except those noted below under the caption “Adoption of recent accounting standards”.

Basis of presentation of unaudited condensed financial information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2019. These financial statements should be read in conjunction with that report.

Adoption of recent accounting standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2016-02, Leases (Topic 842), establishing Accounting Standard Codification (“ASC”) Topic 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC Topic 842, the Company elected the adoption date of January 1, 2019, which is the date of initial application, using a modified retrospective approach for all leases existing at January 1, 2019 and elected to apply the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. ASC Topic 842 requires the Company to make significant judgments and estimates. As a result, the Company implemented changes to its internal controls related to lease evaluation for the three months ended March 31, 2019. These changes include updated accounting policies affected by ASC Topic 842 as well as redesigned internal controls over financial reporting related to ASC Topic 842 implementation. Additionally, the Company has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases, which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative. Under ASC Topic 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The Company elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The adoption of ASC Topic 842 had an impact on the Company’s balance sheet, but did not have an impact on the Company’s statements of operations or statements of cash flows upon adoption. See Note 6 for more information.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance in this ASU expands the scope of ASC Topic 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. The Company adopted ASU No. 2018-07 effective January 1, 2019. The Company’s adoption of ASU No. 2018-07 did not have a material impact on its financial position, results of operations or financial statement disclosure.

4.	REVENUE

The Company recognizes revenue when it satisfies a performance obligation by transferring the product or service to the customer, either at a point in time or over time. The Company usually recognizes revenue from integration service agreements at a point in time and integration license service agreements over a period of time.

The Company has estimated that it will recognize approximately $84,000 during the rest of 2019 related to performance obligations that are partially unsatisfied at the end of the reporting period.

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition for the three months ended March 31, 2019 (in thousands):

Integration Services
Primary geographic markets
Europe	$50
Asia Pacific	21
Total	$71

Timing of revenue recognition
Products and services transferred at a point in time	$–
Products and services transferred over time	71
Total	$71

Unbilled contracts receivable and deferred revenue:

Timing of revenue recognition may differ from the timing of invoicing customers. Accounts receivable includes amounts billed and currently due from customers. Unbilled contracts receivable represents unbilled amounts expected to be received from customers in future periods, where the revenue recognized to date exceeds the amount billed, and right to payment is subject to the underlying contractual terms. Unbilled contracts receivable amounts may not exceed their net realizable value and are classified as long-term assets if the payments are expected to be received more than one year from the reporting date. The Company has approximately $50,000 of unbilled contracts receivable as of March 31, 2019.

The Company records deferred revenue when revenue will be recognized after invoicing. During the three months ended March 31, 2019, the Company recognized approximately $21,000 of revenue that was included in deferred revenue as of December 31, 2018. The Company has approximately $34,000 in deferred revenue related to invoiced customers, but revenue has not yet been recognized as of March 31, 2019.

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock Options	2,935	2,476
Unvested restricted stock	537	316
Warrants	765	765
Total	4,237	3,557

6.	LEASES

The Company leases corporate office space in Los Gatos, California. This lease has a remaining term of 22 months as of March 31, 2019. This lease is accounted for under ASC Topic 842 and as a result, the most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Upon adoption the Company recorded an operating lease right-of-use asset and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, discounted using the Company’s estimated incremental borrowing rate of 10% at the effective date of January 1, 2019. As permitted under ASC Topic 842, the Company elected several practical expedients that permit it to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs.

The impact of the adoption of ASC Topic 842 on the balance sheet at January 31, 2019 was (in thousands):

	As reported December 31, 2018	Adoption of ASC Topic 842	Balance January 1, 2019
Prepaid expenses and other current assets	$170	$(13)	$157
Operating lease of right-of-use assets	–	295	295
Total assets	19,357	282	19,639
Other current liabilities	1,611	129	1,740
Long-term liabilities operating leases	–	152	152
Total liabilities	1,611	281	1,892

The current lease accounted for under ASC Topic 842 contains escalating payments on the anniversary of the commencement. These additional lease components are included in the measurement of the initial lease liability. Additional payments based on a change in the Company’s share of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability. Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term.

Future minimum payments under non-cancellable leases as of March 31, 2019 were as follows (in thousands):

For the Year Ended December 31,	Amount
Remaining 2019	$107
2020	165
2021	14
Total future minimum lease payments	286
Less imputed interest	(32)
Total lease liability	254

The below table provides supplemental information and non-cash activity related to our operating leases are as follows (in thousands):

Three Month Ended March 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$40
Non-cash activity:
Right-of-use assets obtained in exchange for the lease obligations (1)	$295

(1)	Represents the initial right-of-use asset valuation of the Los Gatos lease on January 1, 2019

In October 2016, the Company entered into lease agreement for approximately 200 square feet of office space in Cambridge, Massachusetts. The lease with monthly payments of $2,074 per month commenced on October 24, 2016. The lease rate increased to $2,619 on January 1, 2019. Because the lease is month to month and can be cancelled with a 30-day notice, the future lease payments are not included in the Company’s lease accounting under ASC Topic 842.

7.	WARRANTS

A summary of warrant activity for the three months ended March 31, 2019 is as follows (in thousands except per share amounts and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)
Outstanding at January 1, 2019	765	$5.75	–
Outstanding at March 31, 2019	765	$5.75	1.6

The warrants outstanding at March 31, 2019 had an intrinsic value of approximately $361,000 based on a per-share stock price of $2.65 as of March 31, 2019.

8.	STOCK BASED COMPENSATION

In May 2017, the Company’s shareholders approved its 2017 Stock Incentive Plan (“2017 Plan”) after its 2007 Stock Incentive Plan (“2007 Plan”) had expired in March 2017. The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted shares. The 2017 Plan provides for the issuance of 3,750,000 shares of common stock. All of the Company’s employees and any subsidiary employees (including officers and directors who are also employees), as well as all of the Company’s nonemployee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2017 Plan. Generally, stock options and restricted stock vest over a one to four-year period from the date of grant under the 2017 Plan.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three months ended March 31, 2019 and 2018 for stock options and restricted stock granted under the 2017 Plan and the 2007 Plan (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$178	$112
General and administrative	482	400
Selling and marketing	34	34
Total stock-based compensation expense	$694	$546

As March 31, 2019, there was approximately $5.9 million of total unrecognized compensation expense related to unvested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.7 years.

The weighted average grant date fair value per share of the options granted under the Company’s 2017 Plan was $2.50 and $3.63 for the three months ended March 31, 2019 and 2018, respectively

The following table summarizes stock option activity during the three months ended March 31, 2019 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2019	2,477	$6.81	–
Granted	458	$3.90	–
Outstanding at March 31, 2019	2,935	$6.36	7.68	$–
Exercisable at March 31, 2019	1,680	$6.96	6.96	$–

During the three months ended March 31, 2019 the Company granted options under the 2017 Plan to purchase approximately 458,000 shares of its common stock to its employees. The fair value of these options was approximately $1.1 million at the time of grant.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the three months ended March 31, 2019 (in thousands except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2019	258	$6.04
Granted	298	$3.90
Vested	(19)	$5.99
Outstanding non-vested shares at March 31, 2019	537	$6.04

During the three months ended March 31, 2019 the Company granted approximately 298,000 restricted stock awards under the 2017 Plan to its employees and directors. The fair value of these awards was approximately $1.2 million at the time of grant.

9.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

The Company is subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The company is not party to any material litigation as of March 31, 2019.

10.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Atomera Incorporated should be read in conjunction with our unaudited condensed financial statements and the accompanying notes that appear elsewhere in this filing. Statements in this Quarterly Report on Form 10-Q include forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 11, 2019 and referenced under the heading “Risk Factors” within Part II, Item 1A of this Quarterly Report and other documents we subsequently file from time to time with the SEC, such as our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

On August 10, 2016, we closed our initial public offering of 3,680,000 shares of common stock at a public offering price of $7.50 per share. We received approximately $24.7 million in net proceeds after deducting underwriting discounts and commission and other offering expenses.

On October 15, 2018, we closed an underwritten public offering of 2,625,000 shares of common stock at a public offering price of $4.75 per share, resulting in approximately $11.4 million of net proceeds to us after deducting underwriting discounts and commission and other offering expenses.

Results of Operations

Revenues. To date, we have only generated limited revenue from customer engagements for integration engineering services and integration license agreements. In the future, we expect to collect increased fees from license agreements as well as royalties from customer sales of products that incorporate our MST technology, subject to our ability to enter into manufacturing and distribution license agreements with our current and future licensees. Our integration services consist of depositing our MST film on semiconductor wafers, delivering such wafers to customers to finalize building devices, and performing tests for customers evaluating MST. The integration license agreements we have entered into to date grant the licensees the right to build products that integrate our MST technology deposited by us onto their semiconductor wafers, but the agreements do not grant the licensees the rights to manufacture on their site or to sell products incorporating MST. Revenue is recognized upon transfer of control of promised products, services or intellectual property (IP) rights in an amount that reflects the consideration that we expect to receive in exchange for those products, services or licensing of IP rights. The integration license agreements that we currently have in place do not specify the number of wafers to be delivered by us, so we recognize revenue over the period during which we estimate that we will deliver wafers under each contract.

Revenue for the three months ended March 31, 2019 and 2018 was approximately $71,000 and $0, respectively. Our revenue in 2019 was generated from integration license agreements.

Cost of Revenue. Cost of revenue from integration service agreements consists of costs of materials, as well as direct compensation and expenses incurred to provide such services. Cost of revenue from integration license agreements consists of third-party royalties, if any, incurred to grant such licenses. Because all revenue for the three months ended March 31, 2019 was generated from integration license agreements and no royalties were payable, we did not incur any cost of revenue in that period. We did not generate any revenue in the three months ended March 31, 2018 and as such we incurred no cost of revenue.

Operating Expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended March 31, 2019 and 2018 our operating expenses totaled approximately $3.7 million and $3.1 million, respectively. The increase in operating expenses was due to an increase of approximately $437,000 in research and development expense and an increase of approximately $118,000 in general and administrative expense.

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

For the three months ended March 31, 2019 and 2018, we incurred approximately $2.1 million and $1.7 million, respectively, of research and development expense, an increase of approximately $437,000 or 26%. The increase in research and development expense is primarily due to an increase of approximately $299,000 in spending on outsourced fabrication and metrology to support increased engagements with customers evaluating MST, an increase of approximately $72,000 in payroll expense reflecting an increase in engineering headcount and accrued bonuses and an increase in stock-based compensation expense of approximately $66,000.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs for the three months ended March 31, 2019 and 2018 were approximately $1.3 million and $1.2 million, respectively, representing an increase of approximately $118,000 or 10%. The increase in costs was primarily due to an increase of approximately $83,000 in stock-based compensation expense and an increase of approximately $16,000 in payroll related costs due to an increase in salaries and benefits as compared to the three months ended March 31, 2018. In addition, corporate insurance in the first three months of 2019 increased by approximately $17,000 over the same period of 2018.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development services. Selling and marketing expenses for the three months ended March 31, 2019 and 2018 were approximately $247,000 and $246,000, respectively, representing an increase of approximately $1,000, or 0%.

Interest income. Interest income for the three months ended March 31, 2019 and 2018 was approximately $90,000 and $47,000, respectively. Interest income for each period related to interest earned on our cash and cash equivalents.

Liquidity and Capital Resources

On October 15, 2018 we closed an underwritten public offering of 2,625,000 shares of our common stock at a public offering price of $4.75 per share, pursuant to our Registration Statement on Form S-3. We received approximately $11.4 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses.

As of March 31, 2019, we had cash and cash equivalents of approximately $15.1 million and working capital of approximately $14.7 million. For the three months ended March 31, 2019, we had a net loss of approximately $3.5 million and used approximately $3.8 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses. At March 31, 2019, we had an accumulated deficit of approximately $125.5 million.

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

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $3.8 million for the three months ended March 31, 2019 resulted primarily from our net loss of approximately $3.5 million adjusted by approximately $694,000 for stock-based compensation expense and a decrease in liabilities of approximately $847,000.

Net cash used in operating activities of approximately $2.8 million of the three months ended March 31, 2018 resulted primarily from our net loss of approximately $3.1 million adjusted by approximately $546,000 for stock-based compensation expense and an increase of approximately $43,000 in accounts receivable and prepaids offset by a decrease in approximately $232,000 in accounts payable and other accrued liabilities.

Our quarterly use of cash in operations has been highest in the first quarter of each year due to the payment of annual bonuses and other annual payments such as insurance premiums and exchange listing fees. We expect this seasonally higher use of cash during the first quarter of each year to continue in future years.

Net cash used in investing activities of approximately $42,000 for the three months ended March 31, 2019 and approximately $10,000 for three months ended March 31, 2018 consisted of the purchase of computers and lab equipment.

No cash was used in or provided by financing activities for the three months ended March 31, 2019 or 2018.

 Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements or issued guarantees to third parties.

Recent Accounting Standards

We are required to adopt certain new accounting standards including Accounting Standards Update (“ASU”) No 2016-02, Leases (Topic 842). See note 3 to the condensed financial statements included in Item 1 of this Form 10-Q.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 11, 2019 except for the adoption of ASC Topic 842 as noted above under the caption “Recent Accounting Standards.”

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There has been a change in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) No 2016-02, Leases (Topic 842). ASC Topic 842 requires management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to lease evaluation for the three months ended March 31, 2019. These changes include updated accounting policies affected by ASC Topic 842 as well as redesigned internal controls over financial reporting related to ASC Topic 842 implementation. Additionally, management has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements.

PART II. Other Information

Item 1A. Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 11, 2019.

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

ATOMERA INCORPORATED.

Date: May 8, 2019	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: May 8, 2019	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

