Form 10-Q
period 2019-06-30
Atomera Inc
filed 2019-08-09
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019.

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of August 5, 2019 was 17,073,971.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$19,118	$18,933
Accounts receivable	18	185
Unbilled contracts receivable	33	–
Prepaid expenses and other current assets	304	170
Total current assets	19,473	19,288

Property and equipment, net	86	56
Operating lease right-of-use asset	229	–
Security deposit	13	13

Total assets	$19,801	$19,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$211	$348
Accrued expenses	511	224
Accrued payroll related expenses	385	984
Current operating lease liability	143	–
Deferred revenue	16	55
Total current liabilities	1,266	1,611

Long term operating lease liability	78	–

Total liabilities	1,344	1,611

Commitments and contingencies (see Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 2,500 shares; none issued and outstanding at June 30, 2019 and December 31, 2018	–	–
Common stock, $0.001 par value, authorized 47,500 shares; 17,074 and 15,034 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	17	15
Additional paid-in capital	147,570	139,693
Accumulated deficit	(129,130)	(121,962)
Total stockholders’ equity	18,457	17,746

Total liabilities and stockholders’ equity	$19,801	$19,357

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Revenue	$70	$96	$141	$96
Cost of revenue	(20)	(113)	(20)	(113)
Gross margin	50	(17)	121	(17)

Operating expenses
Research and development	2,057	1,738	4,184	3,428
General and administrative	1,488	1,254	2,809	2,457
Selling and marketing	225	212	472	458
Total operating expenses	3,770	3,204	7,465	6,343

Loss from operations	(3,720)	(3,221)	(7,344)	(6,360)

Other income
Interest income	86	50	176	97
Total other income	86	50	176	97

Net loss	$(3,634)	$(3,171)	$(7,168)	$(6,263)
Net loss per common share, basic and diluted	$(0.24)	$(0.26)	$(0.47)	$(0.52)

Weighted average number of common shares outstanding, basic and diluted	15,423	12,078	15,104	12,060

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Statement of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2019	15,034	$15	$139,693	$(121,962)	$17,746
Stock-based compensation	298	–	694	–	694
Net loss	–	–	–	(3,534)	(3,534)
Balance March 31, 2019	15,332	$15	$140,387	$(125,496)	$14,906
Registered direct offering of common stock, net of commissions and other offering expenses	1,675	2	6,395	–	6,397
Stock-based compensation	67	–	788	–	788
Net loss	–	–	–	(3,634)	(3,634)
Balance June 30, 2019	17,074	$17	$147,570	$(129,130)	$18,457

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2018	12,161	$12	$125,911	$(109,065)	$16,858
Stock-based compensation	200	–	546	–	546
Net loss	–	–	–	(3,092)	(3,092)
Balance March 31, 2018	12,361	$12	$126,457	$(112,157)	$14,312
Stock-based compensation	48	–	621	–	621
Net loss	–	–	–	(3,171)	(3,171)
Balance June 30, 2018	12,409	$12	$127,078	$(115,328)	$11,762

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,168)	$(6,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	16
Stock-based compensation	1,482	1,166
Loss on disposal of equipment	–	1
Changes in operating assets and liabilities:
Accounts receivable	167	14
Prepaid expenses and other current assets	(180)	(48)
Accounts payable	(136)	141
Accrued expenses	291	46
Accrued payroll expenses	(599)	(174)
Deferred revenue	(39)	–
Net cash used in operating activities	(6,161)	(5,101)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(51)	(14)
Net cash used in investing activities	(51)	(14)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from registered direct offering of common stock, net	6,397	–
Net cash provided by financing activities	6,397	–

Net decrease in cash and cash equivalents	185	(5,115)

Cash and cash equivalents at beginning of period	18,933	17,369

Cash and cash equivalents at end of period	$19,118	$12,254

Supplemental information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2019 and 2018

1.	NATURE OF OPERATIONS

Atomera Incorporated (“Atomera” or the “Company”) was incorporated in the state of Delaware in March 2007 under the name MEARS Technologies, Inc. and is engaged in the development, commercialization and licensing of proprietary processes and technologies for the semiconductor industry. On January 12, 2016, the Company changed its name to Atomera Incorporated.

The Company is in the development stage, having only recently begun limited revenue-generating activities, and is devoting substantially all of its efforts toward technology research and development. The Company has primarily financed operations through private placements of equity and debt securities and the Company’s Initial Public Offering (the “IPO”) which was consummated on August 10, 2016, its underwritten public offering of common stock consummated on October 15, 2018 and a registered direct offering of common stock consummated on May 30, 2019.

2.	LIQUIDITY AND MANAGEMENT PLANS

At June 30, 2019, the Company had cash and cash equivalents of approximately $19.1 million and working capital of approximately $18.2 million. The Company has only generated limited revenues since inception and has incurred recurring operating losses. At June 30, 2019, the Company had an accumulated deficit of approximately $129.1 million.

The Company’s operating plans for the next 12 months include increased research and development headcount and increased spending on outsourced fabrication and testing. Based on the funds it has available as of the date of the filing of this report, the Company believes that it has sufficient capital to fund its current business plans and obligations over, at least, 12 months from the date that these financial statements have been issued. However, as the Company has generated only limited revenue from its principal operations, it is subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Accordingly, the Company may require additional capital, the receipt of which cannot be assured. In the event the Company requires additional capital, there can be no guarantee that funds will be available on commercially reasonable terms, if at all.

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

Basis of presentation of unaudited condensed financial information

The unaudited condensed financial statements of the Company for the three and six months ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2019. These financial statements should be read in conjunction with that report.

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

The Company recognizes revenue when it satisfies a performance obligation by transferring the product or service to the customer, either at a point in time or over time. The Company usually recognizes revenue from integration service agreements at a point in time and integration license agreements over a period of time.

The Company has estimated that it will recognize approximately $32,000 during the rest of 2019 related to performance obligations that are partially unsatisfied at the end of the reporting period.

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition for the three and six months ended June 30, 2019 (in thousands):

	Integration Services
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Primary geographic markets
Europe	$33	$83
Asia Pacific	37	58
Total	$70	$141

Timing of revenue recognition
Products and services transferred at a point in time	$18	$18
Products and services transferred over time	52	123
Total	$70	$141

Unbilled contracts receivable and deferred revenue:

Timing of revenue recognition may differ from the timing of invoicing customers. Accounts receivable includes amounts billed and currently due from customers. Unbilled contracts receivable represents unbilled amounts expected to be received from customers in future periods, where the revenue recognized to date exceeds the amount billed, and the right to receive payment is subject to the underlying contractual terms. Unbilled contracts receivable amounts may not exceed their net realizable value and are classified as long-term assets if the payments are expected to be received more than one year from the reporting date. The Company has approximately $33,000 of unbilled contracts receivable as of June 30, 2019.

The Company records deferred revenue when revenue will be recognized after invoicing. During the three and six months ended June 30, 2019, the Company recognized approximately $18,000 and $39,000, respectively, of revenue that was included in deferred revenue as of December 31, 2018. The Company has approximately $16,000 in deferred revenue related to invoiced customers, but revenue has not yet been recognized as of June 30, 2019.

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2019	2018
Stock Options	2,935	2,477
Unvested restricted stock	521	299
Warrants	765	765
Total	4,221	3,541

6.	LEASES

The Company leases corporate office space in Los Gatos, California. This lease has a remaining term of 19 months as of June 30, 2019. This lease is accounted for under ASC Topic 842 and as a result, the most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Upon adoption the Company recorded an operating lease right-of-use asset and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, discounted using the Company’s estimated incremental borrowing rate of 10% at the effective date of January 1, 2019. As permitted under ASC Topic 842, the Company elected several practical expedients that permit it to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs.

The impact of the adoption of ASC Topic 842 on the balance sheet at January 1, 2019 was (in thousands):

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

Future minimum payments under non-cancellable leases as of June 30, 2019 were as follows (in thousands):

For the Year Ended December 31,	Amount
Remaining 2019	$67
2020	165
2021	14
Total future minimum lease payments	246
Less imputed interest	(25)
Total lease liability	221

The below table provides supplemental information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$40	$80
Non-cash activity:
Right-of-use assets obtained in exchange for the lease obligations (1)	$–	$295

(1)	Represents the initial right-of-use asset valuation of the Los Gatos lease on January 1, 2019

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three and six months ended June 30, 2019 and 2018 for stock options and restricted stock granted under the 2017 Plan and the 2007 Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$221	$148	$399	$260
General and administrative	534	443	1,016	842
Selling and Marketing	33	30	67	64
	$788	$621	$1,482	$1,166

As June 30, 2019, there was approximately $5.4 million of total unrecognized compensation expense related to unvested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.6 years.

The weighted average grant date fair value per share of the options granted under the Company’s 2017 Plan was $2.50 and $3.63 for the six months ended June 30, 2019 and 2018, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2019 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2019	2,477	$6.81	–
Granted	458	$3.90	–
Outstanding at June 30, 2019	2,935	$6.36	7.43	$552
Exercisable at June 30, 2019	1,852	$6.89	6.79	$49

During the six months ended June 30, 2019 the Company granted options under the 2017 Plan to purchase approximately 458,000 shares of its common stock to its employees. The fair value of these options was approximately $1.1 million at the time of grant.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the six months ended June 30, 2019 (in thousands except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2019	258	$6.04
Granted	365	$3.95
Vested	(102)	$5.55
Outstanding non-vested shares at June 30, 2019	521	$4.67

During the six months ended June 30, 2019 the Company granted approximately 365,000 restricted stock awards under the 2017 Plan to its employees and directors. The fair value of these awards was approximately $1.4 million at the time of grant.

8.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

The Company may be subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of June 30, 2019, or through the date these financial statements have been issued.

9.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Atomera Incorporated should be read in conjunction with our unaudited condensed financial statements and the accompanying notes that appear elsewhere in this filing. Statements in this Quarterly Report on Form 10-Q include forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those risk factors set forth in our Prospectus Supplement with the SEC on May 30, 2019 and referenced under the heading “Risk Factors” within Part II, Item 1A of this Quarterly Report and other documents we subsequently file from time to time with the SEC, such as our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

On May 30, 2019, we closed a registered direct offering of 1,675,000 shares of common stock at a price of $4.00 per share, resulting in approximately $6.4 million of net proceeds to us after deducting placement agent fees and other offering expenses.

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

Revenue for the three months ended June 30, 2019 and 2018 was approximately $70,000 and $96,000, respectively. Revenue for the six months ended June 30, 2019 and 2018 was approximately $141,000 and $96,000, respectively. Our revenue during these periods was generated from integration license agreements and integration services agreements.

Cost of Revenue. Cost of revenue from integration service agreements consists of costs of materials, as well as direct compensation and expenses incurred to provide such services. Cost of revenue from integration license agreements consists of third-party royalties, if any, incurred to grant such licenses. Cost of revenue for the three and six months ended June 30, 2019 approximately $20,000. Cost of revenue for the three and six months ended June 30, 2018 was approximately $113,000.

Operating Expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended June 30, 2019 and 2018 our operating expenses totaled approximately $3.8 million and $3.2 million, respectively. The increase in operating expenses was due to an increase of approximately $319,000 in research and development expense and an increase of approximately $240,000 in general and administrative expense. For the six months ended June 30, 2019 and 2018 our operating expenses totaled approximately $7.5 million and $6.3 million, respectively. The increase in operating expenses was due to an increase of approximately $756,000 in research and development expense and an increase of approximately $358,000 in general and administrative expense.

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

For the three months ended June 30, 2019 and 2018, we incurred approximately $2.1 million and $1.7 million, respectively, of research and development expense, an increase of approximately $319,000 or 18%. The increase in research and development expense is primarily due to an increase of approximately $189,000 in spending on outsourced fabrication and metrology to support increased engagements with customers evaluating MST, an increase of approximately $71,000 in payroll expense reflecting an increase in engineering headcount and accrued bonuses and an increase in stock-based compensation expense of approximately $73,000.

For the six months ended June 30, 2019 and 2018, we incurred approximately $4.2 million and $3.4 million, respectively, of research and development expense, an increase of approximately $756,000 or 22%. The increase in research and development expense is primarily due to an increase of approximately $487,000 in spending on outsourced fabrication and metrology to support increased engagements with customers evaluating MST, an increase of approximately $143,000 in payroll expense reflecting an increase in engineering headcount and accrued bonuses and an increase in stock-based compensation expense of approximately $139,000.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs for the three months ended June 30, 2019 and 2018 were approximately $1.5 million and $1.3 million, respectively, representing an increase of approximately $240,000 or 19%. The increase in costs was primarily due to an increase of approximately $114,000 in legal fees for filing and maintaining patents and $90,000 in stock-based compensation as compared to the three months ended June 30, 2018.

General and administrative costs for the six months ended June 30, 2019 and 2018 were approximately $2.8 million and $2.5 million, respectively, representing an increase of approximately $358,000 or 15%. The increase in costs was primarily due to an increase of approximately $173,000 in stock-based compensation expense and an increase of approximately $40,000 in payroll related costs due to an increase in salaries and benefits as compared to the six months ended June 30, 2018. In addition, legal fees for filing and maintaining patents for the first six months of 2019 increased by approximately $122,000 over the same period of 2018.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development services. Selling and marketing expenses for the three months ended June 30, 2019 and 2018 were approximately $225,000 and $212,000, respectively, representing an increase of approximately $13,000, or 6%.

Selling and marketing expenses for the six months ended June 30, 2019 and 2018 were approximately $472,000 and $458,000, respectively, representing an increase of approximately $14,000, or 3%.

Interest income. Interest income for the three months ended June 30, 2019 and 2018 was approximately $86,000 and $50,000, respectively. Interest income for the six months ended June 30, 2019 and 2018 was approximately $176,000 and $97,000, respectively. Interest income for each period related to interest earned on our cash and cash equivalents.

Liquidity and Capital Resources

On October 15, 2018 we closed an underwritten public offering of 2,625,000 shares of our common stock at a public offering price of $4.75 per share, pursuant to our Registration Statement on Form S-3. We received approximately $11.4 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses.

On May 30, 2019, we closed a registered direct offering of 1,675,000 shares of common stock at a price of $4.00 per share, resulting in approximately $6.4 million of net proceeds to us after deducting commission and other offering expenses.

As of June 30, 2019, we had cash and cash equivalents of approximately $19.1 million and working capital of approximately $18.20 million. For the six months ended June 30, 2019, we had a net loss of approximately $7.2 million and used approximately $6.2 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses. At June 30, 2019, we had an accumulated deficit of approximately $129.1 million.

 As of the date of this report, we believe that our available working capital is sufficient to fund our presently forecasted working capital requirements for, at least, the next 12 months following the date of the filing of this report. If we are unable to generate meaningful revenue from royalty-based manufacturing and distribution agreements or otherwise, we may need to raise additional capital. However, the semiconductor industry is generally slow to adopt new manufacturing process technologies and conducts long testing and qualification processes which we have limited ability to control, and there can be no assurance of the timing of our receipt of meaningful amounts of revenue.

If we are not able to generate sufficient revenue from engineering services, license fees and royalties in a timeframe that satisfies our cash needs, we will need to raise more capital. In the event we require additional capital, we will endeavor to acquire additional funds through various financing sources, including follow-on equity offerings, debt financing and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue-producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that additional capital, whether under the S-3 Registration Statement or otherwise, will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $6.2 million for the six months ended June 30, 2019 resulted primarily from our net loss of approximately $7.2 million adjusted by approximately $1.5 million for stock-based compensation expense and a decrease in liabilities of approximately $483,000.

Net cash used in operating activities of approximately $5.1 million of the six months ended June 30, 2018 resulted primarily from our net loss of approximately $6.3 million adjusted by approximately $1.2 million for non-cash stock-based compensation expense.

Net cash used in investing activities of approximately $51,000 for the six months ended June 30, 2019 and approximately $14,000 for six months ended June 30, 2018 consisted of the purchase of computers and lab equipment.

Net cash provided by financing activities of approximately $6.4 million for the six months ended June 30, 2019 related to the net proceeds from our registered direct offering of common stock in May 2019. No cash was used in or provided by financing activities for the six months ended June 30, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There have not been any changes to our internal controls over financial reporting (as defined by Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended June 30, 2019 that have material affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Prospectus Supplement filed with the SEC on May 30, 2019.

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

ATOMERA INCORPORATED.

Date: August 9, 2019	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: August 9, 2019	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

