Form 10-Q
period 2019-09-30
Atomera Inc
filed 2019-11-05
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019.

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of October 28, 2019 was 17,116,654.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$16,800	$18,933
Accounts receivable	187	185
Prepaid expenses and other current assets	179	170
Total current assets	17,166	19,288

Property and equipment, net	74	56
Operating lease right-of-use asset	196	–
Security deposit	13	13

Total assets	$17,449	$19,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$205	$348
Accrued expenses	266	224
Accrued payroll related expenses	622	984
Current operating lease liability	147	–
Deferred revenue	–	55
Total current liabilities	1,240	1,611

Long term operating lease liability	40	–

Total liabilities	1,280	1,611

Commitments and contingencies (see Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 2,500 shares; none issued and outstanding at September 30, 2019 and December 31, 2018.	–	–
Common stock, $0.001 par value, authorized 47,500 shares; 17,074 and 15,034 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	17	15
Additional paid-in capital	148,368	139,693
Accumulated deficit	(132,216)	(121,962)
Total stockholders’ equity	16,169	17,746

Total liabilities and stockholders’ equity	$17,449	$19,357

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Revenue	$254	$–	$395	$96
Cost of revenue	(204)	–	(224)	(113)
Gross margin	50	–	171	(17)

Operating expenses
Research and development	1,746	1,922	5,930	5,350
General and administrative	1,239	1,324	4,048	3,781
Selling and marketing	240	237	712	695
Total operating expenses	3,225	3,483	10,690	9,826

Loss from operations	(3,175)	(3,483)	(10,519)	(9,843)

Other income
Interest income	89	48	265	145
Total other income	89	48	265	145

Net loss	$(3,086)	$(3,435)	$(10,254)	$(9,698)
Net loss per common share, basic and diluted	$(0.19)	$(0.28)	$(0.66)	$(0.80)

Weighted average number of common shares outstanding, basic and diluted	16,567	12,117	15,597	12,079

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2019	15,034	$15	$139,693	$(121,962)	$17,746
Stock-based compensation	298	–	694	–	694
Net loss	–	–	–	(3,534)	(3,534)
Balance March 31, 2019	15,332	$15	$140,387	$(125,496)	$14,906
Registered direct offering of common stock, net of commissions and other offering expenses	1,675	2	6,395	–	6,397
Stock-based compensation	67	–	788	–	788
Net loss	–	–	–	(3,634)	(3,634)
Balance June 30, 2019	17,074	$17	$147,570	$(129,130)	$18,457
Stock-based compensation	–	–	798	–	798
Net loss	–	–	–	(3,086)	(3,086)
Balance September 30, 2019	17,074	$17	$148,368	$(132,216)	$16,169

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2018	12,161	$12	$125,911	$(109,065)	$16,858
Stock-based compensation	200	–	546	–	546
Net loss	–	–	–	(3,092)	(3,092)
Balance March 31, 2018	12,361	$12	$126,457	$(112,157)	$14,312
Stock-based compensation	48	–	621	–	621
Net loss	–	–	–	(3,171)	(3,171)
Balance June 30, 2018	12,409	$12	$127,078	$(115,328)	$11,762
Stock-based compensation	–	–	630	–	630
Net loss	–	–	–	(3,435)	(3,435)
Balance September 30, 2018	12,409	$12	$127,708	$(118,763)	$8,957

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,254)	$(9,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33	24
Stock-based compensation	2,280	1,796
Loss on disposal of equipment	–	1
Changes in operating assets and liabilities:
Accounts receivable	(2)	35
Prepaid expenses and other current assets	(22)	21
Accounts payable	(143)	141
Accrued expenses	46	58
Accrued payroll expenses	(362)	191
Deferred revenue	(55)	75
Net cash used in operating activities	(8,479)	(7,356)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(51)	(21)
Net cash used in investing activities	(51)	(21)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from registered direct offering of common stock, net	6,397	–
Payment of offering costs	–	(35)
Net cash provided by/ (used in) financing activities	6,397	(35)

Net decrease in cash and cash equivalents	(2,133)	(7,412)

Cash and cash equivalents at beginning of period	18,933	17,369

Cash and cash equivalents at end of period	$16,800	$9,957

Supplemental information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Non-cash financing activity:
Accrued offering costs	$–	$38

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2019 and 2018

1.	NATURE OF OPERATIONS

Atomera Incorporated (“Atomera” or the “Company”) was incorporated in the state of Delaware in March 2007 under the name MEARS Technologies, Inc. and is engaged in the development, commercialization and licensing of proprietary processes and technologies for the semiconductor industry. On January 12, 2016, the Company changed its name to Atomera Incorporated.

The Company is in the development stage, having only recently begun limited revenue-generating activities, and is devoting substantially all of its efforts toward technology research and development and to obtaining initial customers. The Company has primarily financed operations through private placements of equity and debt securities and the Company’s Initial Public Offering (the “IPO”) which was consummated on August 10, 2016, its underwritten public offering of common stock consummated on October 15, 2018 and a registered direct offering of common stock consummated on May 30, 2019.

2.	LIQUIDITY AND MANAGEMENT PLANS

At September 30, 2019, the Company had cash and cash equivalents of approximately $16.8 million and working capital of approximately $15.9 million. The Company has only generated limited revenues since inception and has incurred recurring operating losses. At September 30, 2019, the Company had an accumulated deficit of approximately $132.2 million.

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

Basis of presentation of unaudited condensed financial information

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2019. These financial statements should be read in conjunction with that report.

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

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition for the three and nine months ended September 30, 2019 (in thousands):

	Integration Services
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Primary geographic markets
North America	$50	$50
Europe	104	187
Asia Pacific	100	158
Total	$254	$395

Timing of revenue recognition
Products and services transferred at a point in time	$222	$240
Products and services transferred over time	32	155
Total	$254	$395

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

The Company records deferred revenue when revenue will be recognized after invoicing. During the three and nine months ended September 30, 2019, the Company recognized approximately $16,000 and $55,000, respectively, of revenue that was included in deferred revenue as of December 31, 2018.

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2019	2018
Stock Options	2,935	2,477
Unvested restricted stock	480	276
Warrants	765	765
Total	4,180	3,518

6.	LEASES

The Company leases corporate office space in Los Gatos, California. This lease has a remaining term of 16 months as of September 30, 2019. This lease is accounted for under ASC Topic 842 and as a result, the most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Upon adoption the Company recorded an operating lease right-of-use asset and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, discounted using the Company’s estimated incremental borrowing rate of 10% at the effective date of January 1, 2019. As permitted under ASC Topic 842, the Company elected several practical expedients that permit it to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs.

The impact of the adoption of ASC Topic 842 on the balance sheet at January 1, 2019 was (in thousands):

	As reported December 31, 2018	Adoption of ASC Topic 842	Balance January 1, 2019
Prepaid expenses and other current assets	$170	$(13)	$157
Operating lease of right-of-use assets	$–	$295	$295
Total assets	$19,357	$282	$19,639
Other current liabilities	$1,611	$129	$1,740
Long-term liabilities operating leases	$–	$153	$153
Total liabilities	$1,611	$282	$1,893

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

Future minimum payments under non-cancellable leases as of September 30, 2019 were as follows (in thousands):

For the Year Ended December 31,	Amount
Remaining 2019	$27
2020	165
2021	14
Total future minimum lease payments	206
Less imputed interest	(19)
Total lease liability	$187

The below table provides supplemental information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$40	$120
Non-cash activity:
Right-of-use assets obtained in exchange for the lease obligations (1)	$–	$295

_________________________

(1)	Represents the initial right-of-use asset valuation of the Los Gatos lease on January 1, 2019

In October 2016, the Company entered into lease agreement for approximately 200 square feet of office space in Cambridge, Massachusetts. The lease, with monthly payments of $2,074 per month, commenced on October 24, 2016. The lease rate increased to $2,619 on January 1, 2019 and will increase to $2,942 on January 1, 2020. Because the lease is month to month and can be cancelled with a 30-day notice, the future lease payments are not included in the Company’s lease accounting under ASC Topic 842.

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three and nine months ended September 30, 2019 and 2018 for stock options and restricted stock granted under the 2017 Plan and the 2007 Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$223	$149	$622	$409
General and administrative	541	449	1,557	1,291
Selling and Marketing	34	32	101	96
	$798	$630	$2,280	$1,796

As September 30, 2019, there was approximately $4.6 million of total unrecognized compensation expense related to unvested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.5 years.

The weighted average grant date fair value per share of the options granted under the Company’s 2017 Plan was $2.50 and $3.63 for the nine months ended September 30, 2019 and 2018, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2019 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2019	2,477	$6.81	–
Granted	458	$3.90	–
Outstanding at September 30, 2019	2,935	$6.36	7.18	$–
Exercisable at September 30, 2019	2,023	$6.84	6.61	$–

During the nine months ended September 30, 2019 the Company granted options under the 2017 Plan to purchase approximately 458,000 shares of its common stock to its employees. The fair value of these options was approximately $1.1 million at the time of grant.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the nine months ended September 30, 2019 (in thousands except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2019	258	$6.04
Granted	365	$3.95
Vested	(143)	$5.50
Outstanding non-vested shares at September 30, 2019	480	$4.61

During the nine months ended September 30, 2019 the Company granted approximately 365,000 restricted stock awards under the 2017 Plan to its employees and directors. The fair value of these awards was approximately $1.4 million at the time of grant.

8.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

The Company may be subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of September 30, 2019, or through the date these financial statements have been issued.

9.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through the date these financial statements were issued.

On October 9, 2019, the Company entered into an agreement to lease a tool for use in the development of the Company’s technology. The lease is for five years at $150,000 per month. The lease commencement date is anticipated to be March 1, 2020.

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

Overview

We are engaged in the business of developing, commercializing and licensing proprietary processes and technologies for the $450+ billion semiconductor industry. Our lead technology, named Mears Silicon TechnologyTM, or MST®, is a thin film of reengineered silicon, typically 100 to 300 angstroms (or approximately 20 to 60 silicon atomic unit cells) thick. MST can be applied as a transistor channel enhancement to CMOS-type transistors, the most widely used transistor type in the semiconductor industry. MST is our proprietary and patent-protected performance enhancement technology that we believe addresses a number of key engineering challenges facing the semiconductor industry. We believe that by incorporating MST, transistors can be made smaller, with increased speed, reliability and energy efficiency. In addition, since MST is an additive and low-cost technology, we believe it can be deployed on an industrial scale, with machines commonly used in semiconductor manufacturing. We believe that MST can be widely incorporated into the most common types of semiconductor products, including analog, logic, optical and memory integrated circuits.

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

Revenue for the three months ended September 30, 2019 and 2018 was approximately $254,000 and $0, respectively. Revenue for the nine months ended September 30, 2019 and 2018 was approximately $395,000 and $96,000, respectively. Our revenue during these periods was generated from integration license agreements and integration services agreements.

Cost of Revenue. Cost of revenue from integration service agreements consists of costs of materials, as well as direct compensation and expenses incurred to provide such services. Cost of revenue from integration license agreements consists of third-party royalties, if any, incurred to grant such licenses. Cost of revenue for the three and nine months ended September 30, 2019 approximately $204,000 and $224,000, respectively. Cost of revenue for the three and nine months ended September 30, 2018 was approximately $0 and $113,000, respectively.

Operating Expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended September 30, 2019 and 2018 our operating expenses totaled approximately $3.2 million and $3.5 million, respectively. The decrease in operating expenses was due to a decrease of approximately $176,000 in research and development expense and a decrease of approximately $85,000 in general and administrative expense. For the nine months ended September 30, 2019 and 2018 our operating expenses totaled approximately $10.7 million and $9.8 million, respectively. The increase in operating expenses was due to an increase of approximately $580,000 in research and development expense and an increase of approximately $267,000 in general and administrative expense.

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

For the three months ended September 30, 2019 and 2018, we incurred approximately $1.7 million and $1.9 million, respectively, of research and development expense, a decrease of approximately $176,000 or 9%. The decrease in research and development expense is primarily due to a decrease of approximately $220,000 in spending on outsourced fabrication and metrology and a decrease of approximately $40,000 in payroll expense reflecting a decrease in accrued bonuses. The decreases are partly offset by an approximately $74,000 increase in stock-based compensation expense.

For the nine months ended September 30, 2019 and 2018, we incurred approximately $5.9 million and $5.4 million, respectively, of research and development expense, an increase of approximately $580,000 or 11%. The increase in research and development expense is primarily due to an increase of approximately $267,000 in spending on outsourced fabrication and metrology to support increased engagements with customers evaluating MST, an increase of approximately $104,000 in payroll expense reflecting an increase in engineering headcount and accrued bonuses and an increase in stock-based compensation expense of approximately $213,000.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs for the three months ended September 30, 2019 and 2018 were approximately $1.2 million and $1.3 million, respectively, representing a decrease of approximately $85,000 or 6%. The decrease in costs was primarily due to a decrease of approximately $110,000 in legal expenses and a decrease in bonus accrual of approximately $69,000, offset in part by an increase of approximately $93,000 in stock-based compensation as compared to the three months ended September 30, 2018.

General and administrative costs for the nine months ended September 30, 2019 and 2018 were approximately $4.0 million and $3.8 million, respectively, representing an increase of approximately $267,000 or 7%. The increase in costs was primarily due to an increase of approximately $266,000 in stock-based compensation expense compared to the nine months ended September 30, 2018.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development services. Selling and marketing expenses for the three months ended September 30, 2019 and 2018 were approximately $240,000 and $237,000, respectively.

Selling and marketing expenses for the nine months ended September 30, 2019 and 2018 were approximately $712,000 and $695,000, respectively, representing an increase of approximately $17,000, or 2%.

Interest income. Interest income for the three months ended September 30, 2019 and 2018 was approximately $89,000 and $48,000, respectively. Interest income for the nine months ended September 30, 2019 and 2018 was approximately $265,000 and $145,000, respectively. Interest income for each period related to interest earned on our cash and cash equivalents.

Liquidity and Capital Resources

On May 30, 2019, we closed a registered direct offering of 1,675,000 shares of common stock at a price of $4.00 per share, resulting in approximately $6.4 million of net proceeds to us after deducting commission and other offering expenses.

As of September 30, 2019, we had cash and cash equivalents of approximately $16.8 million and working capital of approximately $15.9 million. For the nine months ended September 30, 2019, we had a net loss of approximately $10.3 million and used approximately $8.5 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses. At September 30, 2019, we had an accumulated deficit of approximately $132.2 million.

As of the date of this report, we believe that our available working capital is sufficient to fund our presently forecasted working capital requirements for, at least, the next 12 months following the date of the filing of this report. If we are unable to generate meaningful revenue from manufacturing license fees and royalty-based distribution agreements or otherwise, we may need to raise additional capital. However, the semiconductor industry is generally slow to adopt new manufacturing process technologies and conducts long testing and qualification processes which we have limited ability to control, and there can be no assurance of the timing of our receipt of meaningful amounts of revenue.

If we are not able to generate sufficient revenue from engineering services, license fees and royalties in a timeframe that satisfies our cash needs, we will need to raise more capital. In the event we require additional capital, we will endeavor to acquire additional funds through various financing sources, including follow-on equity offerings, debt financing and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue-producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that additional capital, will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $8.5 million for the nine months ended September 30, 2019 resulted primarily from our net loss of approximately $10.3 million adjusted by approximately $2.3 million for stock-based compensation expense and a decrease in liabilities of approximately $514,000.

Net cash used in operating activities of approximately $7.4 million for the nine months ended September 30, 2018 resulted primarily from out net loss of approximately $9.7 million adjusted by approximately $1.8 million for stock-based compensation expense.

Net cash used in investing activities of approximately $51,000 for the nine months ended September 30, 2019 and approximately $21,000 for nine months ended September 30, 2018 consisted of the purchase of computers and lab tools.

Net cash provided by financing activities of approximately $6.4 million for the nine months ended September 30, 2019 related to the net proceeds from our registered direct offering of common stock in May 2019. Net cash used in financial activities of approximately $35,000 for the nine months ended September 30, 2018 related to the October 2018 underwritten public offering.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There have not been any changes to our internal controls over financial reporting (as defined by Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended September 30, 2019 that have material affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ATOMERA INCORPORATED.

Date: November 5, 2019	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: November 5, 2019	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

