Form 10-K
period 2019-12-31
Atomera Inc
filed 2020-03-13
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $78,597,563. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock (as determined based on public filings) have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 6, 2020, there were 17,305,483 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2019. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ATOMERA INCORPORATED

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are intended to be covered by the “safe harbor” created by those sections. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “should,” “ongoing,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future financial and operating results;

•	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

•	the timing and success of our plan of commercialization;

•	our ability to operate our license and royalty-based business model;

•	the effects of market conditions on our stock price and operating results;

•	our ability to maintain our competitive technological advantages against competitors in our industry;

•	our ability to have our technology solutions gain market acceptance;

•	our ability to maintain, protect and enhance our intellectual property;

•	the effects of increased competition in our market and our ability to compete effectively;

•	costs associated with initiating and defending intellectual property infringement and other claims;

•	our expectations concerning our relationships with potential customers, partners and other third parties;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies or technologies; and

•	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company.

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

General

We are engaged in the business of developing, commercializing and licensing proprietary materials, processes and technologies for the $400+ billion semiconductor industry. Our lead technology, named Mears Silicon TechnologyTM, or MST®, is a thin film of reengineered silicon, typically 100 to 300 angstroms (or approximately 20 to 60 silicon atomic unit cells) thick. MST can be applied as a transistor channel enhancement to CMOS-type transistors, the most widely used transistor type in the semiconductor industry. MST is our proprietary and patent-protected performance enhancement technology that we believe addresses a number of key engineering challenges facing the semiconductor industry. We believe that by incorporating MST, transistors can be smaller, with increased speed, reliability and energy efficiency. In addition, since MST is an additive and low-cost technology, we believe it can be deployed on an industrial scale, with equipment commonly used in semiconductor manufacturing. We believe that MST can be widely incorporated into the most common types of semiconductor products, including analog, logic, optical and memory integrated circuits.

We do not intend to design or manufacture integrated circuits directly. Instead, we intend to develop and license technologies and processes that will offer the designers and manufacturers of integrated circuits a low-cost solution to the industry’s need for greater performance and lower power consumption. Our customers and partners include or are expected to include:

•	foundries, which manufacture integrated circuits on behalf of fabless manufacturers;

•	integrated device manufacturers, or IDMs, which are the fully integrated designers and manufacturers of integrated circuits;

•	fabless semiconductor manufacturers, which are designers of integrated circuits that outsource the manufacture of their chips to foundries;

•	original equipment manufacturers, or OEMs, which manufacture the epitaxial, or EPI, deposition machines used to deposit semiconductor layers, such as the MST film onto the base silicon wafer; and

•	electronic design automation companies, which make software tools used throughout the industry to simulate the effects of using different materials, design structures and process technologies on the performance of semiconductor products.

We currently generate revenue through licensing arrangements whereby our customers pay us a fee for their right to use MST technology in the manufacture of silicon wafers for internal testing and sampling. We intend to enter into agreements in the future that will provide for customers to pay us (i) an upfront fee for the license to manufacture and sell MST-based silicon wafers or devices and (ii) a per-wafer (or per-device) royalty for each product sold.. We also generate revenue through engineering services provided to customers during their evaluation of MST technology.

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

The most widely used transistors in semiconductor chips today are based on CMOS technology. Among its many attributes, CMOS allows for a higher density of transistors on a chip and lower power usage than non-CMOS technologies.

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

Until recently, the industry succeeded at maintaining the rate of improvement predicted by Moore’s Law by scaling the key transistor parameters, such as shrinking feature sizes and reducing operating voltages, thereby allowing more transistors to be packed onto a single microchip. This trend was facilitated in large part by the development of CMOS technologies. However, a discontinuity in the rate of improvement delivered by scaling appeared when transistor technology reached feature sizes below 100 nanometers. The industry responded with advanced materials to supplement the ongoing geometry shrinks. Some of those materials advances included strained silicon, Silicon on Insulator and High-K/Metal Gate.

In addition, due to the popularity of mobile devices and other electronic products, there is increasing demand for integrated circuits and systems with greater functionality and performance, reduced size, and much less power consumption as key requirements.

The designers and manufacturers of integrated circuits and systems — our potential customers — are facing intense pressure to deliver innovative products at ever shorter times-to-market, as well as at lower prices. In other words, innovation in chip and system design today often hinges on “better, sooner and cheaper.” We believe that the semiconductor industry has accepted that moving forward in the nano-era will require adoption of new innovations that extend the scaling formula, including those based on the use of new engineered materials, a market opportunity our MST technology seeks to address. Because shrinking geometries at the smaller nodes incurs higher capital and manufacturing costs, only limited products can take on the increased cost burden and still be economically viable. We believe these cost constraints will cause semiconductor designers and manufacturers to turn to engineered materials, like MST, to solve this problem.

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

As illustrated by the accompanying diagram, MST is a “silicon-on-silicon” solution that provides multiple benefits through a relatively simple modification to the standard CMOS manufacturing flow. MST improvements are delivered through our proprietary and patent-protected silicon band engineering approach that is based on the quantum mechanics of modern deep sub-micron devices. The MST film creates channels that allow electrons to flow more freely in the plane of the transistor, thereby enhancing drive current, while reducing electron flow or “leakage” in the transverse direction. Our MST film can also create more controlled doping profiles, which allow dopants to be held in the desired locations, thereby enabling optimized device designs, reducing variability and improving production yield.

We believe the enhancements enabled by MST as demonstrated in simulations and on our own and our customers’ test chips, are approximately equivalent to the enhancements enabled by one-half to a full node of improvement and, therefore, extend the productive life of capital equipment and wafer fabrication facilities. The extent of MST-enabled enhancement depends on the device technology and application. We believe that MST compares favorably to other alternatives for enhancing performance of CMOS-type transistors as follows:

•	Strained Silicon and Silicon-on-Insulator, or SOI: Unlike strained silicon or SOI, we believe that MST delivers multiple benefits in a single film in a cost-effective manner, including enhanced transistor drive current, reduced leakage, and reduced variability. Also, strained silicon tends to lose much of its effectiveness below 45nm, constraining its scalability, while the MST thin-film approach is expected to be scalable below 22nm. Based on our own research and development and third-party evaluations, we believe that MST can deliver improved cost-benefit performance, in most cases in an additive manner, compared to already successful strain technologies, such as dual stress liners and SiGe. Work with our foundry partners and fabless licensee shows potential for additive improvements on specialized SOI wafers used by RF providers, which are also referred to as RFSOI.

•	High-K/Metal Gate, or HKMG: Unlike HKMG, MST is silicon-based. As a “silicon-on-silicon” solution, MST does not require new materials or equipment, which in our opinion makes it much easier and less costly to adopt than HKMG for devices not requiring ultra-thin gate dielectrics. For devices with HKMG, lab tests and simulations indicate that MST benefits transistor performance and variability in a similar manner to that observed in non-HKMG devices. Testing conducted with our university research partners indicates that MST has the potential to provide additive performance benefits in devices using HKMG.

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

Synopsys. In March 2017, we announced our collaboration with Synopsys, Inc., provider of the most broadly used technology computer-aided design, or TCAD, simulation software in the semiconductor industry. Synopsys’ software now supports modeling of MST, which enables semiconductor manufacturers and designers to model the interaction of MST with other process steps. We have begun to use our modeling capabilities to demonstrate to potential customers the likely benefits of MST on the performance of a completed semiconductor device. We believe these capabilities are helping us focus integration efforts for potential customers more quickly on those areas most likely to deliver benefits, thus shortening test cycles and, we believe, accelerating the time to a license decision.

MST Commercialization

We do not intend to design or manufacture integrated circuits directly. Instead, we develop and license technologies and processes that offer the designers and manufacturers of integrated circuits a low-cost solution to the industry need for increased performance. Our customers and partners include foundries, integrated device manufacturers, or IDMs, fabless semiconductor manufacturers, OEMs that manufacture epitaxial deposition, or EPI, machines, and electronic design automation software companies, such as Synopsys.

Our strategy is to enter into licensing arrangements whereby foundries and IDMs pay us a license fee for their use of MST technology in the manufacture of silicon wafers as well as a royalty for each silicon wafer or device sold that incorporates MST. In the case of fabless semiconductor licensees, our strategy is to charge a royalty for each device they sell that incorporates our MST technology. The IDMs and fabless semiconductor manufacturers are the primary beneficiaries of our commercialization activities, as they are producers and distributors of the integrated circuits onto which we will endeavor to incorporate our MST technology. The foundries and OEMs also play an important role in our commercialization strategy in that these parties have traditionally sought to provide new technologies to their customers, which in the case of the foundries are the fabless semiconductor manufacturers and in the case of the OEMs are the IDMs and foundries that purchase EPI machines.

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

Our engagements with IDMs, foundries and fabless semiconductor manufacturers who are potential customers typically consists of the following phases:

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

While the above steps describe a model customer engagement, we have engaged with some customers in ways that do not follow this precise order. For example, we may from time to time enter into evaluation license agreements with certain customers under which they may install MST in their fabs to run internal tests only and not for commercial use or distribution. Other potential customers may run tests on MST-treated wafers prior to further engagement with us on integration into their manufacturing process. Additionally, as part of some customer engagements we may enter into a joint development agreement to set forth objectives and mutual obligations for particular activities that occur during the evaluation, productization and commercialization of MST-based wafers.

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

We believe that our success is dependent upon the adoption of our MST technology through the Distribution stage by at least one IDM, foundry, or fabless semiconductor manufacturer. As of the date of this Annual Report, MST was in the integration phase on 15 different engagements. Subject to process and subsequent product qualifications that demonstrate, in commercial scale production, the enhancements we believe our MST technology offers, including increased speed, reliability and energy efficiency, we expect to license our MST technology to one or more of these companies. We are also engaged at different stages of customer development with other potential customers.

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

Customers

In September and October 2018, respectively, we entered into separate integration license agreements with Asahi Kasei Microdevices, (“AKM”), and STMicroelectronics, (“ST”), both of which are leading IDMs. In October 2019 we entered into an integration license agreement with a leading fabless RF semiconductor provider. Under the integration license agreements, these customers have each agreed to pay us for the right to evaluate MST technology which is integrated onto their semiconductor wafers. We deposit MST onto the customers’ wafers and the customer has the right under the license agreement to complete the manufacturing process which enables them to evaluate our technology. These agreements do not grant the customer the right to deposit MST at their site or to sell products incorporating MST. We intend that each integration license agreement will be the first of a three-stage licensing process with each of AKM, ST and our RF licensee, to be followed by manufacturing and distribution license agreements with each of them. Those manufacturing and distribution license agreements, if executed, will allow each licensee to manufacture – or in the case of our RF licensee, to have its foundry partner manufacture – MST-enabled products and to sell them to their customers. We expect that the manufacturing and distribution agreements will provide for substantially larger upfront license fee payments than the integration license fees and will require the respective licensees to make royalty payments to us based on the number and sales price of MST-enabled products they sell to their customers. However, our ability to enter into royalty-based manufacturing and distribution agreements with AKM, ST and our RF licensee will depend, in large part, on the performance of devices they build using MST and the successful integration of our MST technology on a high-volume production scale. There can be no assurance that our MST technology will deliver the performance, power or other requirements our customers seek for their products or that the integration of our technology with our customers’ manufacturing process will be successful in high volume. In addition, even if our MST technology is successfully integrated into the licensees’ products, either or both of the licensees may decide, for reasons unrelated to the price or performance of our MST technology, not to enter into manufacturing and distribution license agreements.

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

Research and Development

The principal focus of our research and development efforts is on enabling existing and prospective customers to integrate MST into their manufacturing processes and enable them to commercialize MST-enabled semiconductor products. We also dedicate research and development resources to evolving and expanding our technology to address new process technologies in the semiconductor industry roadmap. Our research and development is conducted internally, but we work closely with third parties in the semiconductor industry to evaluate and qualify our technology for incorporation into semiconductor products and fabrication equipment. During the years ended December 31, 2019 and 2018, we incurred research and development expenses of approximately $7.7 million and $7.3 million, respectively.

We believe that our success depends in part on our ability to achieve the following in a cost-effective and timely manner:

•	enable customers to integrate MST into their products;
•	develop new technologies that meet the changing needs of the semiconductor industry;
•	improve our existing technologies to enable growth into new application areas; and
•	expand our intellectual property portfolio

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

We have been granted 84 patents in the U.S. and 55 abroad. Our core patents relating to MST cover materials, physical structures and manufacturing processes. Our core patents relating to MST were filed beginning on August 22, 2003 and have grant dates beginning on December 14, 2004. Our MST patent portfolio begins to expire commencing August 22, 2023. While we believe our core patents adequately block competitors from using our MST without our approval, there can be no assurance that one or more of our core patents would survive a legal challenge to their scope, validity, or enforceability, or provide significant protection for us. The failure of our patents, or the failure of trade secret laws, to adequately protect our technology, might make it easier for our competitors to offer similar products or technologies or for our potential customers to build products with methods and materials similar to MST without paying us a license fee. In addition, patents may not issue from any of our current or future applications.

We also hold registered trademarks in the United States for the mark “MST” and in China for the mark “Mears”. We have applied with the U.S. Patent and Trademark Office for the registration of the mark “Atomera” in the United States.

Employees

As of the date of this Annual Report, we employ 17 people on a full-time basis.

Available Information

Our website is located at www.atomera.com. The information on or accessible through our website is not part of this Annual Report on Form 10-K. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it o the Securities and Exchange Commission, or the SEC. A copy of this Annual Report on Form 10-K is also located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and other information regarding our filings at www.sec.gov.

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

Risks Related to Our Business

We only recently commenced limited revenue producing operations, so it is difficult for potential investors to evaluate our business. To date, our operations have consisted of technology research and development, testing, and joint development work with customers, potential customers and strategic partners. Our business model is to derive our revenue primarily from license fees and royalties, but to date we have only recognized minimal engineering services and licensing revenues. Our limited operating history makes it difficult to evaluate the commercial value of our technology or our prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

●	the timing and success of our plan of commercialization and the fact that we have not entered into a royalty-based manufacturing or distribution license with a potential customer;

●	our ability to replicate on a large commercial scale the benefits of our MST technology that we have demonstrated in preliminary testing;

●	our ability to structure, negotiate and enforce license agreements that will allow us to operate profitably;

●	our ability to advance the licensing arrangements with our initial integration licensees, Asahi Kasei Microdevices, STMicroelectronics and our RF licensee, to royalty-based manufacturing and distribution licenses;

●	our ability to protect our intellectual property rights; and

●	our ability to raise additional capital as and when needed.

Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We have a history of significant operating losses and anticipate continued operating losses for at least the near term. For the years ended December 31, 2019 and 2018, we have incurred net losses of approximately $13.3 million and $12.9 million, respectively, and our operations have used approximately $10.4 million and $9.8 million of cash, respectively. As of December 31, 2019, we had an accumulated deficit of approximately $135.3 million. We will continue to experience negative cash flows from operations until at least such time as we are able to secure manufacturing and distribution license agreements with one or more foundries, IDMs or fabless semiconductor manufacturers. While management will endeavor to generate positive cash flows from the commercialization of our MST technology, there can be no assurance that we will be successful doing so. If we are unable to generate positive cash flow within a reasonable period of time, we may be unable to further pursue our business plan or continue operations.

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2019, we had total assets of approximately $15.2 million, cash and cash-equivalents of approximately $14.9 million and working capital of approximately $13.5 million. As of the date of this Annual Report, we believe that we have sufficient capital to fund our current business plans and obligations over, at least, the 12 months following the date of this Annual Report. However, the full qualification of a new technology like MST can take up to a year or more, and we have limited ability to influence our customers’ testing and qualification processes. Accordingly, we may require additional capital prior to obtaining a royalty-based license or prior to such a license generating sufficient royalty income to cover our ongoing operating expenses. In the event we require additional capital over and above the amount of our presently available working capital, we will endeavor to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve material revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

While we have entered into three integration license agreements, there can be no assurance that any of these relationships will lead to a royalty-based manufacturing or distribution license agreement. In September and October 2018, respectively, we entered into separate license agreements with AKM, and ST, both of which are leading IDMs. In October 2019, we entered into a license agreement with a leading RF semiconductor supplier. Our licensees have paid us licensing fees for the right to build products that integrate MST technology deposited by us onto their semiconductor wafers, but the agreements do not grant the licensees the right to sell products incorporating MST. We intend that each license agreement will be the first of a three-stage licensing process with each of AKM, ST, and our RF licensee, to be followed by manufacturing and distribution license agreements with each of them. Future licenses with our RF licensee are likely to involve their foundry partner as that licensee is a fabless supplier of RF products. If executed, those manufacturing and distribution license agreements will allow each licensee or their foundry to manufacture MST-enabled products and to sell them to their customers. We expect that the manufacturing and distribution agreements will provide for substantially larger upfront license fee payments than integration license fees and that the agreements will require the respective licensees to make royalty payments to us based the number and sales price of MST-enabled products they sell to their customers. However, our ability to enter into royalty-based manufacturing and distribution agreements with our current licensees or with new customers will depend, in large part, on the performance of devices they build using MST and the successful integration of our MST technology on a high-volume production scale. There can be no assurance that our MST technology will deliver the performance, power or other requirements our customers seek for their products or that the integration of our technology with our customers’ manufacturing process will be successful in high volume. In addition, even if our MST technology is successfully integrated into the licensees’ products, any or all of our licensees may decide, for reasons unrelated to the price or performance of our MST technology, not to enter into manufacturing and distribution license agreements.

We expect that our product qualification and licensing cycle will be lengthy and costly, and our marketing, engineering and sales efforts may be unsuccessful. We expect to incur significant engineering, marketing and sales expenses prior to entering into any license agreements, generating a license fee and establishing a royalty stream from each licensee. The introduction of any new process technology into semiconductor manufacturing is a lengthy process and we cannot forecast the length of time it takes to establish a new licensing relationship. Based on our engagements with potential customers to date, we believe the time from initial engagement until our customers execute a license and subsequently incorporate our technologies in their integrated circuits, can take 18 to 36 months or longer. Our integration license agreements with our current licensees do not commit either customer to manufacturing or distribution licenses and we expect both customers to perform additional tests on evaluation wafers under their respective integration licenses before deciding whether to enter the next stages of licensing MST. As such, we will incur additional expenses in our engagements with our licensees before we receive license fees, if any, for manufacturing and distribution and before any subsequent royalty stream begins. While we believe that licensing of MST with AKM, ST and our RF licensee could accelerate licensing decisions by other customers, the evaluation process for new technologies in the semiconductor industry is inherently long and complex and there can be no assurance that we will successfully convert other customer prospects into paying customers or that any of these customers will generate sufficient revenue to cover our expenses.

Our business may be adversely affected by the recent coronavirus outbreak. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. At this time, we have restricted travel to Asia and certain of our customers have limited operations and restricted internal and external meetings. The outbreak and any preventative or protective actions that we or our customers may take in respect of this coronavirus may result in a period of disruption to work in progress. Our customers’ businesses could be disrupted, and our ongoing and future revenues and technology evaluations, license negotiations and revenues could be negatively affected. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business and financial condition. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

 Qualification of our MST technology requires access to our potential customers’ manufacturing tools and facilities, as well as to leased tools and facilities, which may not be available on a timely basis or at all. The qualification of a new process technology like MST entails the integration of our MST film into the complex manufacturing processes employed by our potential customers. In order to validate the benefits of MST, our customer engagement process involves fabrication of wafers that incorporate MST deposited by us using our epitaxial deposition tools and then completing the manufacturing of the wafers in our customers’ facilities using their tools. Despite a contraction from a record level in 2018, the semiconductor industry in 2019 exceeded $400 billion in sales, and in recent months sales have begun to trend upward again, resulting in continuing tight capacity among our potential customers. Accordingly, we have experienced delays in completing the processing of evaluation wafers by our customers as those customers prioritize utilization of their equipment for production use. If our customers do not dedicate their equipment and facilities to testing our products in a timely fashion, we may experience delays that will increase our expenses and delay our customers’ decisions on entering into a commercial license with us. Additionally, we conduct our ongoing research and development and portions of our customer evaluation activities using a leased epitaxial (epi) deposition tool. We recently entered into a lease for a new epi tool that we believe will accelerate internal development work and customer engagements. However, epi tools require ongoing, complex maintenance and they have been and will continue to be subject to both planned and unplanned downtime. Any interruption in our epi tool availability may negatively impact the progress of customer work as well as our internal research and development and accordingly could delay or prevent customers from entering into commercial licenses.

The long-term success of our business is dependent on a royalty-based business model, which is inherently risky. The long-term success of our business is dependent on future royalties paid to us by licensee-customers, whose business requires them to market products to their end customers. Royalty payments under our licenses may be based, among other things, upon the number of wafers onto which our MST is deposited or a percentage of the net sales of MST-enabled products. We will depend upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our licensees’ compliance with their agreements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

•	the rate of adoption and incorporation of our technology by semiconductor designers and manufacturers and the manufacturers of semiconductor fabrication equipment;

•	customers’ willingness to agree to an ongoing royalty model, which may impact their wafer or chip costs and margins;

•	our licensee customer’s ability to successfully market MST-enabled products to their end customers;

•	the length of the design cycle and the ability to successfully integrate our MST technology into integrated circuits;

•	the demand for products incorporating semiconductors that use our licensed technology;

•	the cyclicality of supply and demand for products using our licensed technology;

•	the impact of economic downturns; and

•	the timing of receipt of royalty reports and the applicable revenue recognition criteria, which may result in fluctuation in our results of operations.

Our revenues may be concentrated in a few customers and if we lose any of these customers, or these customers do not pay us, our revenues could be materially adversely affected. If we are able to secure the adoption of our MST by one or more foundries, IDMs or fabless semiconductor manufacturers, we expect that for at least the first few years substantially all of our revenue will be generated from license fees and engineering services before customers commence royalty-bearing shipments. Due to the concentration and ongoing consolidation within the semiconductor industry, we may also find that over the longer term our royalty-based revenues are dependent on a relatively few customers. If we lose any of these customers, or these customers do not pay us, our revenues could be materially adversely affected.

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

Our business operations could suffer in the event of information technology systems’ failures or security breaches. While we believe that we have implemented adequate security measures within our internal information technology and networking systems, our information technology systems may be subject to security breaches, damages from computer viruses, natural disasters, terrorism, and telecommunication failures. Any system failure or security breach could cause interruptions in our operations, including but not limited to our technology computer- aided design, or TCAD, modeling using Synopsys software, in addition to the possibility of losing proprietary information and trade secrets. To the extent that any disruption or security breach results in inappropriate disclosure of our confidential information, our competitive position may be adversely affected, and we may incur liability or additional costs to remedy the damages caused by these disruptions or security breaches.

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

A court invalidation or limitation of our key patents could significantly harm our business. Our patent portfolio contains some patents that are particularly significant to our MST technology. If any of these key patents are invalidated, or if a court limits the scope of the claims in any of these key patents, the likelihood that companies will take new licenses and that any current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting loss in license fees and royalties could significantly harm our business. Moreover, our stock price may fluctuate based on developments in the course of ongoing litigation.

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

In addition, the costs associated with legal proceedings are typically high, relatively unpredictable and not completely within our control. These costs may be materially higher than expected, which could adversely impair our working capital, affect our operating results and lead to volatility in the price of our common stock. Whether or not determined in our favor or ultimately settled, litigation would divert our managerial, technical, legal and financial resources from our business operations. Furthermore, an adverse decision in any of these legal actions could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from others, limit the value of our licensed technology or otherwise negatively impact our stock price or our business and financial position, results of operations and cash flows.

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

Risks Related to Owning Our Common Stock

Our stock price has been volatile and thinly traded. Our common stock has traded on the Nasdaq Capital Market since August 5, 2016. Our common stock has been relatively thinly traded, with an average daily trading volume of approximately 66,000 shares during 2019 and prices ranging from a low of $2.33 to a high of $10.25 in the period from August 5, 2016 through December 31, 2019. There can be no assurance that the market for our common shares will become more liquid. The stock market in general, and early stage public companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to increase the trading volume for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all.

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

Shares eligible for future sale may adversely affect the market for our common stock. Of the 17,116,654 shares of our common stock outstanding as of December 31, 2019, approximately 15,631,761 shares are held by “non-affiliates” and are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

We expect to continue to incur significant increased costs as a result of being a public company that reports to the Securities and Exchange Commission and our management will be required to devote substantial time to meet compliance obligations. As a public company reporting to the Securities and Exchange Commission, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that increased our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel devote a substantial amount of time to these compliance initiatives. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable. Provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our certificate of incorporation and bylaws:

●	limit who may call stockholder meetings;

●	do not permit stockholders to act by written consent;

●	allow us to issue blank check preferred stock without stockholder approval;

●	do not provide for cumulative voting rights; and

●	provide that all vacancies may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

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

None.

Item 2.	Properties

Our executive offices are presently located in a 3,396 square foot facility in Los Gatos, California pursuant to a three-year lease, expiring on January 31, 2021, at the rate of $13,650 per month effective February 1, 2020.

We lease shared office space in Cambridge Massachusetts from which we conduct certain research activities. The Cambridge facilities are occupied pursuant to a month-to-month lease at a rate of $2,942 per month effective January 1, 2020.

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

Holders of Record

As of March 2, 2020, there were 234 holders of record of our common stock.

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

Overview

We are engaged in the business of developing, commercializing and licensing proprietary processes and technologies for the $400+ billion semiconductor industry. Our lead technology, named Mears Silicon Technology, or MST, is a thin film of reengineered silicon, typically 100 to 300 angstroms (or approximately 20 to 60 silicon atomic unit cells) thick. MST can be applied as a transistor channel enhancement to CMOS-type transistors, the most widely used transistor type in the semiconductor industry. MST is our proprietary and patent-protected performance enhancement technology that we believe addresses a number of key engineering challenges facing the semiconductor industry. We believe that by incorporating MST, transistors can be smaller, with increased speed, reliability and energy efficiency. In addition, since MST is an additive and low-cost technology, we believe it can be deployed on an industrial scale, with machines commonly used in semiconductor manufacturing. We believe that MST can be widely incorporated into the most common types of semiconductor products, including analog, logic, optical and memory integrated circuits.

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

We generate revenue through licensing arrangements whereby our customers pay us a license fee for their right to use MST technology in the manufacture of silicon wafers and we intend to enter into agreements that will provide for licensees to pay us a royalty for each silicon wafer or device that incorporates our MST technology. We also generate revenue through engineering services provided to customer during their evaluation of MST technology.

We were organized as a Delaware limited liability company under the name Nanovis LLC on November 26, 2001. On March 13, 2007, we converted to a Delaware corporation under the name Mears Technologies, Inc. On January 12, 2016, we changed our name to Atomera Incorporated. On August 10, 2016, we closed our initial public offering.

On October 15, 2018, we closed an underwritten public offering of 2,625,000 shares of common stock at a public offering price of $4.75 per share. We received approximately $11.4 million of net proceeds after deducting underwriting discounts and commission and other estimated offering expenses.

On May 30, 2019, we closed a registered direct offering of 1,675,000 shares of common stock at a price of $4.00 per share. The Company received approximately $6.4 million of net proceeds after deducting commissions and other offering expenses

Results of Operations for the Years Ended December 31, 2019 and 2018

Revenues. To date, we have only generated limited revenue from customer engagements for integration engineering services and integration license agreements. In the future, we expect to collect increased fees from license agreements and royalties from customer sales of products that incorporate our MST technology, subject to our ability to enter into manufacturing and distribution license agreements with our current and future licensees. Our integration services consist of depositing our MST film on semiconductor wafers, delivering such wafers to customers to finalize building devices, and performing tests for customers evaluating MST. The integration license agreements we have entered into to date grant the licensees the right to build products that integrate our MST technology deposited by us onto their semiconductor wafers, but the agreements do not grant the licensees the rights to manufacture on their site or to sell products incorporating MST. For revenue recognition purposes, we have determined that the grant of rights in integration licenses is not distinct from the delivery of integration services, and therefore revenue from both integration licenses and integration services is recognized as the services are provided to the customer. In general, this is proportionate to the delivery of MST processed wafers to the customer, but if the agreements do not specify a time and quantity of wafer delivery, we will record revenue over the period of time of which we anticipate delivering an estimated quantity of wafers.

Revenue for the years ended December 31, 2019 and 2018 was approximately $533,000 and $246,000, respectively. Our revenue in 2019 and 2018 was generated from integration services engagements and integration license agreements.

Cost of Revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to provide integration engineering services. Cost of revenue was approximately $253,000 and $148,000 for the years ended December 31, 2019 and 2018, respectively. We anticipate that our cost of revenue will vary substantially depending on the mix of integration license and integration engineering services and the nature of products and/or services delivered in each customer engagement.

Operating Expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the years ended December 31, 2019 and 2018 our operating expenses totaled approximately $13.9 million and $13.2 million, respectively.

Research and development expense. To date, our operations have focused on the research, development, patent protection, and commercialization of our processes and technologies related to our MST technology. Our research and development costs primarily consist of payroll and benefit costs for our engineering staff and costs of outsourced fabrication and metrology of semiconductor wafers incorporating our MST technology.

For the years ended December 31, 2019 and 2018, we incurred approximately $7.7 million and $7.3 million, respectively, of research and development expense, an increase of approximately $430,000 or 6%. The increase in research and development expense is primarily due to an increase of approximately $280,000 stock-based compensation expense and approximately $96,000 in payroll related costs due to an increase in headcount.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs for the years ended December 31, 2019 and 2018 were approximately $5.2 million and $5.0 million, respectively, representing an increase of approximately $247,000 or 5%. The increase is costs was primarily due to an increase of approximately $218,000 in stock compensation expense and an increase of approximately $42,000 in professional fees related to legal and patent fees.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the years ended December 31, 2019 and 2018 were approximately $954,000 and $957,000, respectively, representing a decrease of approximately $3,000.

Interest income. Interest income for the years ended December 31, 2019 and 2018 was approximately $325,000 and $236,000, respectively. Interest income for each period related to interest earned on our cash and cash equivalents.

Liquidity and Capital Resources

In October 2018, we closed an underwritten public offering of 2,625,000 shares of our common stock at a public offering price of $4.75 per share, pursuant to our Registration Statement on Form S-3. We received approximately $11.4 million of net proceeds, after deducting underwriting discounts and commissions and other estimate offering expenses.

In May 2019, we closed a registered direct offering of 1,675,000 shares of common stock at a price of $4.00 per share. We received approximately $6.4 million of net proceeds after deducting commissions and other offering expenses.

As of December 31, 2019, we had cash and cash equivalents of approximately $14.9 million and working capital of approximately $13.5 million. For the year ended December 31, 2019, we had a net loss of approximately $13.3 million and used approximately $10.4 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

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

Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize its technology, competing technological and market developments, and the need to enter into collaborations with other companies or acquire technologies to enhance or complement our current offerings. If we are not able to generate sufficient revenue from license fees and royalties in a timeframe that satisfies our cash needs, we will need to raise more capital. In the event we require additional capital, we will endeavor to acquire additional funds through various financing sources, including follow-on equity offerings, debt financing and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue-producing operations and meaningful commercial success with a smaller amount of capital. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

Cash Flows from Operating, Investing and Financing Activities:

Net cash used in operating activities of approximately $10.4 million for year ended December 31, 2019 resulted primarily from our net loss of approximately $13.3 million adjusted by approximately $2.9 million for stock-based compensation expense.

Net cash used in operating activities of approximately $9.8 million for year ended December 31, 2018 resulted primarily from our net loss of approximately $12.9 million adjusted by approximately $2.4 million for stock-based compensation expense and an increase of approximately $472,000 in accrued payroll expenses.

Net cash used by investing activities of approximately $51,000 and approximately $23,000 for the years ended December 31, 2019 and 2018, respectively, consisted of the purchase of property and equipment.

Net cash provided by financing activities of approximately $6.4 million for the year ended December 31, 2019 related to the net proceeds from our registered direct offering in May 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Atomera Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atomera Incorporated (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 13, 2020

Atomera Incorporated

Balance Sheets

(in thousands, except per share data)

	December 31,
	2019	2018
ASSETS

Current Assets:
Cash and cash equivalents	$14,871	$18,933
Accounts receivable	–	185
Prepaid expenses and other current assets	132	170
Total current assets	15,003	19,288

Property and equipment, net	63	56
Operating lease right of use asset	161	–
Security deposit	13	13

Total assets	$15,240	$19,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$315	$348
Accrued expenses	145	224
Accrued payroll related expenses	819	984
Current operating lease liability	152	–
Deferred revenue	37	55

Total liabilities	1,468	1,611

Commitments and contingencies (see Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 2,500 shares: none issued and outstanding at December 31, 2019 and 2018	–	–
Common stock, $0.001 par value, authorized 47,500 shares; 17,117 shares issued and outstanding at December 31, 2019 and 15,034 issued and outstanding as of December 31, 2018	17	15
Additional paid-in capital	149,017	139,693
Accumulated deficit	(135,262)	(121,962)
Total stockholders’ equity	13,772	17,746

Total liabilities and stockholders’ equity	$15,240	$19,357

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2019	2018
Revenue:	$533	$246
Cost of revenue	253	148
Gross margin	280	98

Operating Expenses:
Research and development	7,748	7,318
General and administrative	5,203	4,956
Selling and marketing	954	957
Total operating expenses	13,905	13,231

Loss from operations	(13,625)	(13,133)

Other income/(expense):
Interest income	325	236
Total other income, net	325	236

Net loss	$(13,300)	$(12,897)

Net loss per common share, basic and diluted	$(0.84)	$(1.02)

Weighted average number of common shares outstanding, basic and diluted	15,852	12,655

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2018	12,161	$12	$125,911	$(109,065)	$16,858

Stock-based compensation	248	–	2,425	–	2,425

Issuance of common stock in connection with October 15, 2018 offering, net of commissions, expenses and other offering costs	2,625	3	11,357	–	11,360

Net loss	–	–	–	(12,897)	(12,897)

Balance December 31, 2018	15,034	15	139,693	(121,962)	17,746

Stock-based compensation	408	–	2,929	–	2,929

Registered direct offering of common stock, net of commissions and other offering expenses	1,675	2	6,395	–	6,397

Net loss	–	–	–	(13,300)	(13,300)

Balance December 31, 2019	17,117	$17	$149,017	$(135,262)	$13,772

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(13,300)	$(12,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44	33
ROU asset amortization	134	–
Stock-based compensation	2,929	2,425
Loss on disposal of assets	–	1
Changes in operating assets and liabilities:
Accounts receivable	185	(75)
Prepaid expenses and other current assets	25	78
Accounts payable	(33)	150
Accrued expenses	(75)	(15)
Accrued payroll expenses	(165)	472
Lease liability	(134)	–
Deferred revenue	(18)	55
Net cash used in operating activities	(10,408)	(9,773)

CASH FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(51)	(23)
Net cash used in investing activities	(51)	(23)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from registered direct offering of common stock, net	6,397	–
Proceeds from public offering, net	–	11,360
Net cash provided by financing activities	6,397	11,360

Net increase/(decrease) in cash and cash equivalents	(4,062)	1,564

Cash and cash equivalents at beginning of year	18,933	17,369

Cash and cash equivalents at end of year	$14,871	$18,933

Supplemental information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Notes to the Financial Statements

1.	NATURE OF OPERATIONS

Atomera Incorporated (“Atomera” or the “Company”) was incorporated in the state of Delaware in March 2007 under the name MEARS Technologies, Inc. and is engaged in the development, commercialization and licensing of proprietary processes and technologies for the semiconductor industry. On January 12, 2016, the Company changed its name to Atomera Incorporated.

The Company is in the development stage, having only recently begun limited revenue-generating activities, and is devoting substantially all of its efforts toward technology research and development and to obtaining initial customers. The Company has primarily financed operations through private placements and public offering of its equity and debt securities, including an underwritten public offering of common stock consummated on October 15, 2018 and a registered direct offering of common stock consummated on May 30, 2019.

2.	LIQUIDITY AND MANAGEMENT PLANS

At December 31, 2019, the Company had cash and cash equivalents of approximately $14.9 million and working capital of approximately $13.5 million. The Company has only generated limited revenues since inception and has incurred recurring operating losses.

The Company’s operating plans for the next 12 months include increased research and development headcount and increased spending on outsourced fabrication and testing. Based on the funds it has available as of the date of the filing of this report, the Company believes that it has sufficient capital to fund its current business plans and obligations over, at least, 12 months from the date that these financial statements have been issued. However, as the Company has generated only limited revenue from its principal operations, it is subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Accordingly, the Company may require additional capital, the receipt of which cannot be assured. In the event the Company requires additional capital, there can be no guarantee that funds will be available on commercially reasonable terms, if at all. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its technology, competing technological and market developments, and the need to enter into collaborations with other companies or acquire technologies to enhance or complement its current offerings. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

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

Concentration of Credit Risk and Major Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and accounts receivable. During the year ended December 31, 2019, six customers each represented approximately 26%, 19%, 16%, 16%, 13% and 9% of revenues. No customers represented a balance of accounts receivable at December 31, 2019. During the year ended December 31, 2018, three customers each represented 72%, 20% and 8% of revenues and 43%, 30% and 27% of the accounts receivable balance at December 31, 2018.

At times, the amounts on deposit at the financial institution exceed the federally insured limits. Management believes that the financial institutions which hold the Company’s cash is financially sound and, accordingly, minimal credit risk exists. As of December 31, 2019 and 2018, the Company’s cash balances were in excess of insured limits maintained at the financial institution.

Accounts Receivable

The Company grants credit to its business customers. Collateral is generally not required for trade receivables. The Company maintains allowances for potential credit losses when necessary. Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, and an analysis of days sales outstanding by customer. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2019 and 2018, there were no allowances for doubtful accounts since the balances were either collected during the year or subsequently collected. Any allowances recorded are included in Accounts Receivable, net in the accompanying balance sheets.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with authoritative guidance which requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.  During the years ended December 31, 2019 and 2018, the Company had noted no indicators of impairment.

Property and equipment

Items capitalized as property and equipment are stated at cost.  Maintenance and routine repairs are charged to operations when incurred, while betterments and renewals are capitalized.  Depreciation and amortization are computed using he straight-line method over the estimated useful lives of the respective assets starting when the asset is placed in service.

Common stock warrants

The Company classifies as equity any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) that contain reset provisions that do not qualify for the scope exception. The Company assesses classification of its common stock warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s freestanding derivatives consist of warrants to purchase common stock. The Company evaluated these warrants to assess their proper classification and determined that the common stock warrants meet the criteria for equity classification in the balance sheet. Such warrants are measured at fair value, which the Company determines using the Black-Scholes-Merton option-pricing model.

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

For recognizing integration service revenue from integration license agreements, the Company assesses (i) whether the license grant is distinct from or combined with the transfer of goods or services and (ii) whether the license is a right to access intellectual property or a right to use the intellectual property. For licenses that are not distinct, but combined with other goods or services, the revenue is recognized at a point in time or over time as the obligations to perform the combined services and/or deliver the combined goods are satisfied. The Company’s integration license agreements contain a technology grant as well as a performance obligation to deliver wafers with its technology deposited on them. The Company has determined the grant of rights in these integration license agreements is not distinct from the integration service. Accordingly, revenue from integration license agreements is recognized as the service is provided to the customer.

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

Leases

The Company accounts for leases in accordance with the authoritative guidance. On January 1, 2019, the Company adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2016-02, Leases (Topic 842). Further information on the implementation can be found under “Adoption of Recent Accounting Standards” and Note 7.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are not recorded as a tax benefit or expense in the current year. The Company recognizes interest and penalties, if any, related to uncertain tax positions in interest expense. No interest and penalties related to uncertain tax positions were accrued at either December 31, 2019 or 2018.

The Company follows authoritative guidance which requires the evaluation of existing tax positions. Management has analyzed all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes both federal and states where the Company has operations. Open tax years are those that are open for examination by taxing authorities.

Use of estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when accounting for revenue recognition, fair value of stock-based compensation and warrants and valuation allowance against deferred tax assets. Actual results could differ from those estimates.

Subsequent events

Management has evaluated subsequent events and transactions occurring through the date these financial statements were issued. See Note 14.

Adoption of recent accounting standards

In February 2016, the FASB issued ASU No 2016-02, Leases (Topic 842), establishing Accounting Standard Codification (“ASC”) Topic 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC Topic 842, the Company elected the adoption date of January 1, 2019, which is the date of initial application, using a modified retrospective approach for all leases existing at January 1, 2019 and elected to apply the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. ASC Topic 842 requires the Company to make significant judgments and estimates. Additionally, the Company has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases, which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative. Under ASC Topic 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The Company elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The adoption of ASC Topic 842 had an impact on the Company’s balance sheet but did not have an impact on the Company’s statements of operations or statements of cash flows upon adoption. See Note 6 for more information.

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

Recent accounting standards

The Company has evaluated all issued but not yet effective accounting pronouncements and determined that they are either immaterial or not relevant to the Company except as noted below.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The new guidance represents significant changes to accounting for credit losses: (i) full lifetime expected credit losses will be recognized upon initial recognition of an asset in scope; (ii) the current incurred loss impairment model that recognizes losses when a probable threshold is met will be replaced with the expected credit loss impairment method without recognition threshold; and (iii) the expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts. ASU No. 2016-13 introduces two distinctive credit loss impairment models: (i) current expected credit losses (“CECL”) impairment model (Subtopic 326-20) applicable to financial assets measured at amortized cost; and (ii) available-for-sale debt securities impairment model (Subtopic 326-30). ASU No. 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Public entities that qualify as a smaller reporting company can elect to defer compliance effective for fiscal years beginning after December 15, 2022. The Company adopted this standard on January 1, 2020 and it did not have a material impact on its financial position, results of operations or financial statement disclosure.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying Accounting for Income Taxes. This is part of the FASB’s overall initiative to reduce complexity in accounting standards. Amendments include removal of certain exceptions to the general principles of ASC 740, Income taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. While not required to be adopted until 2021 for most calendar year public business entities, early adoption is permitted for any financial statements not yet issued to take advantage of the simplifications. The Company is still evaluating the impact of the ASU but does not expect the ASU to have a significant impact on its tax provision when adopted.

4.	REVENUE

The Company adopted ASU No. 2014-09, Topic 606 in January 2018 and accordingly, the amount of revenue that the Company recognizes reflects the consideration it expects to receive in exchange for goods or services and such revenue is recognized at the time when goods or services are transferred and/or delivered to its customers. The Company recognizes revenue when it satisfies a performance obligation by transferring the product or service to the customer, either at a point in time or over time. The Company usually recognizes revenue from integration service agreements at a point in time and integration license service agreements over a period of time.

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Primary geographic markets
North America	$188	$–
Europe	187	226
Asia Pacific	158	20
Total	$533	$246

Timing of revenue recognition
Products and services transferred at a point in time	$378	$176
Products and services transferred over time	155	70
Total	$533	$246

Deferred Revenue:

The Company records deferred revenue for customers that were issued invoices, but the Company has not yet recognized the revenue based on its revenue recognition policy. During the year ended December 31, 2019, the Company recognized approximately $55,000 of revenue that was included in deferred revenue as of December 31, 2018.  As of December 31, 2019, the Company has approximately $37,000 of deferred revenue it expects to recognize in the first quarter of 2020

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Year Ended December 31,
	2019	2018
Stock Options	2,934	2,477
Unvested restricted stock	486	258
Warrants	765	765
	4,185	3,500

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$123	$76
Computer equipment	91	91
Software	6	6
Office equipment	4	4
Furniture and fixtures	1	1
	225	178
Less: Accumulated depreciation and amortization	(162)	(122)
	$63	$56

Depreciation and amortization expense relating to property and equipment was approximately $44,000 and $33,000 for the years ended December 31, 2019 and 2018, respectively. The Company depreciates computer equipment, laboratory equipment and office equipment on straight-line basis over three years. Furniture and fixtures are depreciated on a straight-line basis over five years. The Company amortizes software on straight-line basis over three years.

7.	LEASES

The Company leases corporate office space in Los Gatos, California. This lease has a remaining term of 13 months as of December 31, 2019. This lease is accounted for under ASC Topic 842 and, as a result, the most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Upon adoption the Company recorded an operating lease right-of-use asset and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, discounted using the Company’s estimated incremental borrowing rate of 10% at the effective date of January 1, 2019. As permitted under ASC Topic 842, the Company elected several practical expedients that permit it to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs.

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

The components of operating lease costs were as follows (in thousands):

Year Ended December 31, 2019
Fixed lease costs	$108
Variable lease costs	53
Short term lease costs	31
Total operating lease costs	$192

Future minimum payments under non-cancellable leases as of December 31, 2019 were as follows (in thousands):

For the Year Ended December 31,	Amount
2020	$149
2021	13
Total future minimum lease payments	162
Less imputed interest	(10)
Total lease liability	$152

The below table provides supplemental information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

Year Ended December 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$161
Non-cash activity:
Right-of-use assets obtained in exchange for the lease obligations (1)	$295

_________________________

(1)	Represents the initial right-of-use asset valuation of the Los Gatos lease on January 1, 2019

In October 2016, the Company entered into lease agreement for approximately 200 square feet of office space in Cambridge, Massachusetts. The lease, with current monthly payments of $2,619 per month, commenced on October 24, 2016. The lease rate will increase to $2,942 on January 1, 2020. Because the lease is month to month and can be cancelled with a 30-day notice, the future lease payments are not included in the Company’s lease accounting under ASC Topic 842.

In October 2019, the Company entered into an agreement to lease a tool for use in the development of the Company’s technology. The lease is for five years at $150,000 per month. The lease commencement date is anticipated to be in April 2020, at which time the Company will account for the lease under ASC 842.

8.	COMMITMENTS AND CONTINGENCIES

Licensing agreement

In December 2006, the Company entered into licensing agreement with ASM International, NV, a semiconductor OEM located in Almere, The Netherlands, pursuant to which ASM has granted to the Company a non-exclusive, worldwide license to make, and sublicense others to make, semiconductor devices using certain ASM patents. The ASM license restricted the Company and its sublicensees from using the ASM licensed rights in the manufacture of EPI machines or any other machines used to manufacture semiconductors. The ASM license was coterminous with patents licensed by ASM, which expired on January 8, 2019, and required the Company to pay ASM a royalty of 5% of net royalty revenue, generally defined as gross royalty revenue less certain customer offsets and credits, from the sale of any product incorporating the ASM licensed patents not manufactured on ASM equipment and a royalty of 2.5% of net revenue from the sale of any product incorporating ASM licensed patents manufactured on ASM equipment. All semiconductor devices incorporating the Company’s MST technology manufactured prior to January 8, 2019 were subject to the ASM license royalty. The Company incurred approximately $4,000 in royalty expense under this agreement for the year ended December 31, 2018, which is included in cost of revenue in the statement of operations.

Legal

The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which the Company is or could become involved in litigation may have a material adverse effect on its business and financial condition. The Company is not party to any material litigation as of December 31, 2019 or through the date these financial statements have been issued.

9.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue to up 2,500,000 shares of preferred stock, $.001 par value. As of December 31, 2019, and 2018, no shares have been designated and no shares are issued and outstanding. Preferred stock may rank prior to common stock with respect to dividends rights, liquidation preferences, or both, and may have full or limited voting rights.

In October 2018, the Company closed an underwritten public offering of 2,625,000 shares of common stock at a public offering price of $4.75 per share. The Company received approximately $11.4 million of net proceeds after deducting underwriting discounts and commission and other estimated offering expenses.

In May 2019, the Company closed a registered direct offering of 1,675,000 shares of common stock at a price of $4.00 per share. The Company received approximately $6.4 million of net proceeds after deducting commissions and other offering expenses.

As of December 31, 2019, the Company has reserved approximately 3.7 million shares of common stock for issuance pursuant to outstanding stock options and warrants.

10.	WARRANTS

The Company estimated the fair value of warrants using the Black-Scholes option pricing model. There were no warrants issued in the year ending December 31, 2019 or 2018. A summary of warrant activity for the year ended December 31, 2019 is as follows (shares in thousands except per share and contractual term):

	Number of Shares	Weighted- Average Exercise Prices	Weighted-Average Remaining Contractual Term (In Years)
Outstanding at January 1, 2019	765	$5.75
Outstanding and exercisable at December 31, 2019	765	$5.75	.9

The warrants outstanding at December 31, 2019 had an intrinsic value of approximately $446,000 based on a per-share stock price of $3.08 as of December 31, 2019.

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

In May 2017, the Company’s shareholders approved its 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted share grants. The Company reserved a total of 3,750,000 shares of common stock for issuance under the 2017 Plan. All employees, officers, directors, consultants, advisors and other persons who provide services to the Company or any subsidiaries of the Company are eligible to receive incentive awards under the 2017 Plan. As of December 31, 2019, awards aggregate of 1,542,150 shares of common stock had been granted under the 2017 Plan and total of 2,207,850 shares of common stock are reserved for issuance.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the years ended December 31, 2019 and 2018 for stock options and restricted stock (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$839	$558
General and administrative	1,956	1,738
Selling and Marketing	134	129
	$2,929	$2,425

As of December 31, 2019, there was approximately $4.1 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.3 years.

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

The fair value of employee stock options issued was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018
Weighted average exercise price:	$3.90	$5.64
Weighted average grant date fair value per share:	$2.50	$3.63
Assumptions:
Expected volatility	70.6%	70.6%
Weighted average expected term (in years)	6.0	6.0
Risk-free interest rate	2.54%	2.71%
Expected dividend yield	0.0%	0.0%

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

The following table summarizes stock option activity during the year ended December 31, 2019 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices	Weighted-Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2019	2,477	$6.81
Granted	457	$3.90
Exercised	–	$–
Expired	–	$–
Outstanding at December 31, 2019	2,934	$6.36	6.9	$–
Exercisable at December 31, 2019	2,154	$6.79	6.4	$–

During the year ended December 31, 2019, the Company granted options under its 2017 Plan purchase 457,309 shares of its common stock to its employees. The fair value of these options was approximately $1.1 million.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the year ended December 31, 2019 (in thousands except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	258	$6.04
Granted	408	$3.90
Vested	(180)	$5.37
Outstanding non-vested shares at December 31, 2019	486	$4.50

12.	401(k) PLAN

During 2002, the Company established a plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers substantially all of its employees who have attained 18 years of age. Employees may elect to contribute part of their annual compensation to the 401(k) Plan, up to the maximum deferral allowance for individuals by the Internal Revenue Service under Code Section 401(k), and the Company may make a matching contribution. During the years ended December 31, 2019 and 2018, there were no matching contributions made by the Company.

13.	INCOME TAXES

The loss before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
Domestic	$(13,300)	$(12,897)
International	–	–
Total	$(13,300)	$(12,897)

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2019 and 2018. The Company accounts for income taxes in accordance with ASC 740, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by approximately $2.6 million during the year ended December 31, 2019 and increased by approximately $2.8 million during the year ended December 31, 2018.

The Company’s deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$20,583	$17,309
Tax credit	1,462	1,233
Fixed assets and intangibles	1,312	1,528
Stock compensation	1,304	1,994
Accruals and other	218	212
Lease liability	33	–
Total deferred tax assets	24,912	22,276
Deferred tax liabilities:
Right of use asset	(35)	–
Total deferred tax assets	(35)	–
Valuation allowance	(24,877)	(22,276)
Net deferred tax asset	$–	$–

Net operating losses and tax credit carryforwards as of December 31, 2019, are as follows (in thousands):

	Amount	Expiration in years
Net operating losses, federal	$23,966	No expiration
Net operating losses, federal	$65,802	2027-2037
Net operating losses, state	$28,579	2030-2038
Tax credits, federal	$1,361	2027-2038
Tax credits, state	$286	No expiration
Tax credits, state	$833	2022-2034

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year ending December 31,
	2019	2018
Statutory rate	21%	21%
State rate	1.9%	1.17%
Non-deductible items	(1.34)%	(0.75)%
Change in valuation allowance	(22.10)%	(21.54)%
Change in tax credits	0.54%	0.12%
Total	–	–

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

The Company establishes reserves for uncertain tax positions based on the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2019 and 2018, respectively, the Company has no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In the normal course of business, the Company is subject to examination by their respective taxing authorities. The Company is not currently under audit by the Internal Revenue Service or other similar state or local authority. The statute of limitations remains effectively open for all tax years from inception (2007) through 2019. Tax years outside the normal statute of limitations remain open to examination by tax authorities due to tax attributes generated in earlier years which have been carried forward and may be examined and adjusted in subsequent years when utilized.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
January 1 – unrecognized tax benefits	$732	$606
Increases (decreases) – prior year tax positions	–	4
Increases – current year tax positions	133	122
December 31 - unrecognized tax benefits	$865	$732

The following table summarizes the activity in the Company’s Valuation Allowance and Qualifying Accounts for the years ended December 31, 2019 and 2018 (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax assets valuation allowance
Year ended December 31, 2019	$22,276	$3,123	$522	$24,877
Year ended December 31, 2018	$19,497	$3,035	$256	$22,276

14.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events since December 31, 2019, the date of these financials. On March 11, 2020, the Compensation Committee of the Board of Directors of the Company approved the issuance of 419,952 shares of Restricted Stock Awards and 630,128 Stock Options to its employees.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2019 in ensuring all material information required to be filed has been made known in a timely manner.

(b)	Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2019 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, and based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Not applicable.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2019 fiscal year pursuant to Regulation 14A for our 2020 Annual Meeting of Stockholders, or the 2019 Proxy Statement, and the information to be included in the 2020 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item will be contained in the 2020 Proxy Statement and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required under this item will be contained in the 2020 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required under this item will be contained in the 2020 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be contained in the 2020 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required under this item will be contained in the 2020 Proxy Statement and is hereby incorporated by reference.

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

ATOMERA INCORPORATED.

Date: March 13, 2020	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: March 13, 2020		By: /s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Scott A. Bibaud	Chief Executive Officer and Director	March 13, 2020
Scott A. Bibaud	(Principal Executive Officer)

/s/John D. Gerber	Director and Chairman	March 13, 2020
John Gerber

/s/ Erwin Trautmann	Executive Vice President of Strategic	March 13, 2020
Erwin Trautmann	Business Development and Director

/s/Rolf Stadheim	Director	March 13, 2020
Rolf Stadheim

/s/C. Rinn Cleavelin	Director	March 13, 2020
C. Rinn Cleavelin, Ph.D.

/s/ Steven K. Shevick	Director	March 13, 2020
Steven K. Shevick

/s/ Duy-Loan Le	Director	March 13, 2020
Duy-Loan Le

29