Form 10-Q
period 2020-03-31
Atomera Inc
filed 2020-05-11
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020.

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of May 2, 2020 was 17,725,435.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,390	$14,871
Prepaid expenses and other current assets	118	132
Total current assets	11,508	15,003

Property and equipment, net	56	63
Operating lease right-of-use asset	125	161
Long-term prepaid rent	450	–
Security deposit	13	13

Total assets	$12,152	$15,240

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$548	$315
Accrued expenses	185	145
Accrued payroll related expenses	244	819
Current operating lease liability	116	152
Deferred revenue	–	37

Total liabilities	1,093	1,468

Commitments and contingencies (see Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 2,500 shares; none issued and outstanding at March 31, 2020 and December 31, 2019.	–	–
Common stock, $0.001 par value, authorized 47,500 shares; 17,726 and 17,117 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	18	17
Additional paid-in capital	149,948	149,017
Accumulated deficit	(138,907)	(135,262)
Total stockholders’ equity	11,059	13,772

Total liabilities and stockholders’ equity	$12,152	$15,240

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months ended March 31,
	2020	2019
Revenue	$62	$71
Cost of revenue	(13)	–
Gross margin	49	71

Operating expenses
Research and development	2,062	2,127
General and administrative	1,445	1,321
Selling and marketing	225	247
Total operating expenses	3,732	3,695

Loss from operations	(3,683)	(3,624)

Other income
Interest income	38	90
Total other income	38	90

Net loss	$(3,645)	$(3,534)
Net loss per common share, basic and diluted	$(0.22)	$(0.24)

Weighted average number of common shares outstanding, basic and diluted	16,760	14,782

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2020	17,117	$17	$149,017	$(135,262)	$13,772
Stock-based compensation	420	1	628	–	629
Warrant exercise	189	–	164	–	164
Warrant modification	–	–	139	–	139
Net loss	–	–	–	(3,645)	(3,645)
Balance March 31, 2020	17,726	$18	$149,948	$(138,907)	$11,059

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2019	15,034	$15	$139,693	$(121,962)	$17,746
Stock-based compensation	298	–	694	–	694
Net loss	–	–	–	(3,534)	(3,534)
Balance March 31, 2019	15,332	$15	$140,387	$(125,496)	$14,906

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,645)	$(3,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10	10
Right of use asset amortization	36	32
Stock-based compensation	629	694
Warrant modification expense	139	–
Changes in operating assets and liabilities:
Accounts receivable	–	185
Prepaid expenses and other current assets	14	(262)
Long-term prepaid rent	(450)	–
Accounts payable	233	(106)
Accrued expenses	40	52
Accrued payroll expenses	(575)	(772)
Lease liability	(36)	(32)
Deferred revenue	(37)	(21)
Net cash used in operating activities	(3,642)	(3,754)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(3)	(42)
Net cash used in investing activities	(3)	(42)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrant	164	–
Net cash provided by/ (used in) financing activities	164	–

Net decrease in cash and cash equivalents	(3,481)	(3,796)

Cash and cash equivalents at beginning of period	14,871	18,933

Cash and cash equivalents at end of period	$11,390	$15,137

Supplemental information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020

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

At March 31, 2020, the Company had cash and cash equivalents of approximately $11.4 million and working capital of approximately $10.4 million. The Company has only generated limited revenues since inception and has incurred recurring operating losses.

Based on the funds it has available as of the date of the filing of this report, the Company believes that it has sufficient capital to fund its current business plans and obligations over, at least, 12 months from the date that these financial statements have been issued. However, as the Company has generated only limited revenue from its principal operations, it is subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Accordingly, the Company may require additional capital, the receipt of which cannot be assured. In the event the Company requires additional capital, there can be no guarantee that funds will be available on commercially reasonable terms, if at all. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability, in the near term to successfully commercialize its technology, competing technological and market developments, and the need to enter into collaborations with other companies or acquire technologies to enhance or complement its current offerings. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020 except those noted below under the caption “Adoption of recent accounting standards”.

Basis of presentation of unaudited condensed financial information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2020. These financial statements should be read in conjunction with that report.

Adoption of recent accounting standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The new guidance represents significant changes to accounting for credit losses: (i) full lifetime expected credit losses will be recognized upon initial recognition of an asset in scope; (ii) the current incurred loss impairment model that recognizes losses when a probable threshold is met will be replaced with the expected credit loss impairment method without recognition threshold; and (iii) the expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts. ASU No. 2016-13 introduces two distinctive credit loss impairment models: (i) current expected credit losses (“CECL”) impairment model (Subtopic 326-20) applicable to financial assets measured at amortized cost; and (ii) available-for-sale debt securities impairment model (Subtopic 326-30). ASU No. 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2020 and it did not have an impact on its financial position, results of operations or financial statement disclosure.

4.	REVENUE

The Company recognizes revenue when it satisfies a performance obligation by transferring the product or service to the customer, either at a point in time or over time. The Company usually recognizes revenue from integration service agreements at a point in time and integration license agreements over a period of time.

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition for the three months March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Primary geographic markets
North America	$62	$–
Europe	–	50
Asia Pacific	–	21
Total	$62	$71

Timing of revenue recognition
Products and services transferred at a point in time	$62	$–
Products and services transferred over time	–	71
Total	$62	$71

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

The Company records deferred revenue when revenue will be recognized after invoicing. During the three months ended March 31, 2020, the Company recognized approximately $37,000 of revenue that was included in deferred revenue as of December 31, 2019.

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock Options	3,581	2,935
Unvested restricted stock	869	480
Warrants	566	765
Total	5,016	4,180

6.	LEASES

The Company leases corporate office space in Los Gatos, California. This lease has a remaining term of 10 months as of March 31, 2020. This lease is accounted for under ASC Topic 842 and as a result, the Company recorded an operating lease right-of-use asset and the related lease liability at January 1, 2019. The lease liability is based on the present value of the remaining minimum lease payments, discounted using the Company’s estimated incremental borrowing rate of 10%. The lease contains escalating payments on the anniversary of the commencement. These additional lease components are included in the measurement of the initial lease liability. Additional payments based on a change in the Company’s share of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability. Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term.

The components of operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Fixed lease costs	$27	$27
Variable lease costs	13	13
Short term lease costs	10	8
Total operating lease costs	$50	$48

Future minimum payments under non-cancellable leases as of March 31, 2020 were as follows (in thousands):

For the Year Ended December 31,	Amount
Remaining 2020	$108
2021	14
Total future minimum lease payments	122
Less imputed interest	(6)
Total lease liability	$116

The below table provides supplemental information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$41	$40
Non-cash activity:
Right-of-use assets obtained in exchange for the lease obligations	$–	$295

In October 2019, the Company entered into an agreement to lease a tool for use in the development of the Company’s technology. The lease is for five years at $150,000 per month. The lease commencement date is anticipated to be in June 2020, at which time the Company will account for the lease under ASC 842. A prepayment of rent of $450,000 was made in the three months ended March 31, 2020, this payment represents that final three payments under the lease and is recorded as a long-term prepaid until the lease commencement, at which time it will be record in accordance with ASC 842.

7.	WARRANTS

A summary of warrant activity for the three months ended March 31, 2020 is as follows (in thousands except per share amounts and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)
Outstanding at January 1, 2020	765	$5.75
Exercised	(189)	$3.75
Expired	(10)	$3.75
Outstanding at March 31, 2020	566	$7.48	1.0

The warrants outstanding at March 31, 2020 had an intrinsic value of $0 based on a per-share stock price of $3.50 as of March 31, 2020.

On March 17, 2020, 196,602 warrants with an exercise price of $3.75 were set to expire. Prior to the expiration, the Company entered into an agreement with the warrant holders, whereby it modified the terms of the warrants to extend the expiration date until September 17, 2020 in exchange for the removal of a cashless exercise provision. No other terms were modified. Due to this modification, the Company incurred a modification expense of approximately $139,000 that is included in general and administration expense on the Condensed Statement of Operations.

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three months ended March 31, 2020 and 2019 for stock options and restricted stock granted under the 2017 Plan and the 2007 Plan (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$227	$178
General and administrative	369	482
Selling and Marketing	33	34
	$629	$694

As March 31, 2020, there was approximately $6.9 million of total unrecognized compensation expense related to unvested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 3.0 years.

The weighted average grant date fair value per share of the options granted under the Company’s 2017 Plan was $2.70 and $2.50 for the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2020 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2020	2,935	$6.36
Granted	646	$4.05
Outstanding at March 31, 2020	3,581	$5.94	7.27	–
Exercisable at March 31, 2020	2,265	$6.74	6.25	–

During the three months ended March 31, 2020, the Company granted options under the 2017 Plan to purchase approximately 646,000 shares of its common stock to its employees. The fair value of these options was approximately $1.7 million at the time of grant.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the three months ended March 31, 2020 (in thousands except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2020	486	$4.50
Granted	420	$4.06
Vested	(37)	$4.88
Outstanding non-vested shares at March 31, 2020	869	$4.27

During the three months ended March 31, 2020, the Company granted approximately 420,000 restricted stock awards under the 2017 Plan to its employees and directors. The fair value of these awards was approximately $1.7 million at the time of grant.

9.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

The Company may be subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of March 31, 2020, or through the date these financial statements have been issued.

10.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Atomera Incorporated should be read in conjunction with our unaudited condensed financial statements and the accompanying notes that appear elsewhere in this filing. Statements in this Quarterly Report on Form 10-Q include forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those risk factors set forth under the heading “Risk Factors” within Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 13, 2020 and other documents we subsequently file from time to time with the SEC, such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Results of Operations

In December 2019, a novel strain of coronavirus, known as COVID-19, was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. Commencing in March 2020, much of the United States and certain other countries have been the subject of lock-downs and self-isolation procedures, which have significantly limited business operations and restricted internal and external meetings. As of the date of this report, we continue to progress on our customer engagements and internal research and development, with some minor slowdowns due to the COVID-19 pandemic. However, as of the date of this report, none of our customer engagements have stopped entirely. The outbreak and any future preventative or protective actions that we or our customers may take in respect of this coronavirus may result in a period of disruption to work in progress. Our customers’ businesses could be disrupted, and our ongoing and future technology evaluations, contract negotiations and revenues could be negatively affected. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business and financial condition. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, future government-mandated restrictions, and our customers’ and partners’ responses to such new information and restrictions, among others.

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

Revenue for the three months ended March 31, 2020 and 2019 was approximately $62,000 and $71,000, respectively. Revenue in both periods was generated from integration license agreements.

Cost of Revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to provide integration engineering services. Cost of revenue was approximately $13,000 and $0 for three months ended March 31, 2020 and 2019, respectively. We anticipate that our cost of revenue will vary substantially depending on the mix of integration license and integration engineering services and the nature of products and/or services delivered in each customer engagement.

Operating Expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended March 31, 2020 and 2019 our operating expenses totaled approximately $3.7 million and $3.7 million, respectively.

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

For the three months ended March 31, 2020 and 2019, we incurred approximately $2.1 million and $2.1 million, respectively, of research and development expense, a decrease of approximately $65,000 or 3%. The decrease in research and development expense is primarily due to decrease in outsourced research and development of approximately $180,000 offset by an increase in payroll related expenses and stock-based compensation expense of approximately $113,000 as we continue to increase our headcount in this area.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs for the three months ended March 31, 2020 and 2019 were approximately $1.4 million and $1.3 million, respectively, representing an increase of approximately $124,000 or 9%. The increase is costs was primarily due to an increase of approximately $120,000 in professional fees related to legal and patent fees and the expense resulting from the modification of expiring warrants of approximately $139,000 (see note 7 in our condensed financial statements included elsewhere in this report). These increases were offset by a decrease in stock-based compensation expense of approximately $113,000.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the three months ended March 31, 2020 and 2019 were approximately $225,000 and $247,000, respectively, representing a decrease of approximately $22,000, or 9%.

Interest income. Interest income for the three months ended March 31, 2020 and 2019 was approximately $38,000 and $90,000, respectively. Interest income for each period related to interest earned on our cash and cash equivalents.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $3.6 million for the three months ended March 31, 2020 resulted primarily from our net loss of approximately $3.6 million.

Net cash used in operating activities of approximately $3.8 million for the three months ended March 31, 2019 resulted primarily from our net loss of approximately $3.5 million adjusted by approximately $694,000 for stock-based compensation expense and a decrease in liabilities of approximately $847,000.

Net cash used in investing activities of approximately $3,000 for the three months ended March 31, 2020 and approximately $42,000 for the three months ended March 31, 2019 consisted of the purchase of computers and lab tools.

Net cash provided by financing activities of approximately $164,000 for the three months ended March 31, 2020 was related to the exercise of approximately 189,000 warrants at an exercise price of $3.75. We did not have any cashflows from financing activities for the three months ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of approximately $11.4 million and working capital of approximately $10.4 million. For the three months ended March 31, 2020, we had a net loss of approximately $3.6 million and used approximately $3.6 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

As of the date of this report, we believe that our available working capital is sufficient to fund our working capital requirements for, at least, the next 12 months following the date of the filing of this report. However, the semiconductor industry is generally slow to adopt new manufacturing process technologies and conducts long testing and qualification processes which we have limited ability to control, and there can be no assurance of the timing of our receipt of meaningful amounts of revenue. In addition, the ongoing COVID-19 pandemic has impacted some customer contract negotiations and the economic uncertainty caused by the pandemic may negatively impact our ability to generate revenue.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability, in the near term, to successfully commercialize our MST technology, competing technological and market developments; and the need to enter into collaborations with other companies or acquire technologies to enhance or complement our current offerings. If we are not able to generate sufficient revenue from license fees and royalties in a timeframe that satisfies our cash needs, we will need to raise more capital. In the event we require additional capital, we will endeavor to acquire additional funds through various financing sources, including follow-on equity offerings, debt financing and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue-producing operations and meaningful commercial success with a smaller amount of capital. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve cash.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements or issued guarantees to third parties.

Recent Accounting Standards

We are required to adopt certain new accounting standards, see note 3 to the condensed financial statements included in Item 1 of this Form 10-Q.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 13, 2020.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have not been any changes to our internal controls over financial reporting (as defined by Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended March 31, 2020 that have material affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our 10-K for the year ended December 31, 2019 filed with the SEC on March 13, 2020

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q:

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

ATOMERA INCORPORATED.

Date: May 11, 2020	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: May 11, 2020	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

