Form 10-Q
period 2020-09-30
Atomera Inc
filed 2020-11-03
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020.

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of October 28, 2020 was 21,455,276.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$25,297	$14,871
Prepaid expenses and other current assets	181	132
Total current assets	25,478	15,003

Property and equipment, net	87	63
Operating lease right-of-use asset	735	161
Long-term prepaid rent	450	–
Security deposit	13	13

Total assets	$26,763	$15,240

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$563	$315
Accrued expenses	234	145
Accrued payroll related expenses	511	819
Current operating lease liability	92	152
Deferred revenue	–	37
Total current liabilities	1,400	1,468

Long term operating lease liability	631	–

Total liabilities	2,031	1,468

Commitments and contingencies (see Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 2,500 shares; none issued and outstanding at September 30, 2020 and December 31, 2019	–	–
Common stock, $0.001 par value, authorized 47,500 shares; 20,971 and 17,117 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	21	17
Additional paid-in capital	170,975	149,017
Accumulated deficit	(146,264)	(135,262)
Total stockholders’ equity	24,732	13,772

Total liabilities and stockholders’ equity	$26,763	$15,240

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
Revenue	$–	$254	$62	$395
Cost of revenue	–	(204)	(13)	(224)
Gross margin	–	50	49	171

Operating expenses
Research and development	2,049	1,746	6,197	5,930
General and administrative	1,322	1,239	4,247	4,048
Selling and marketing	208	240	648	712
Total operating expenses	3,579	3,225	11,092	10,690

Loss from operations	(3,579)	(3,175)	(11,043)	(10,519)

Other income
Interest income	1	89	41	265
Total other income	1	89	41	265

Net loss	$(3,578)	$(3,086)	$(11,002)	$(10,254)
Net loss per common share, basic and diluted	$(0.19)	$(0.19)	$(0.61)	$(0.66)

Weighted average number of common shares outstanding, basic and diluted	19,337	16,567	18,028	15,597

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2020	17,117	$17	$149,017	(135,262)	$13,772
Stock-based compensation	420	1	628	–	629
Warrant exercise	189	–	164	–	164
Warrant modification	–	–	139	–	139
Net loss	–	–	–	(3,645)	(3,645)
Balance March 31, 2020	17,726	18	149,948	(138,907)	11,059
Underwritten public offering of common stock, net of commissions and expenses	2,024	2	9,393	–	9,395
Stock option exercise	33	–	137	–	137
Stock-based compensation	43	–	766	–	766
Net loss	–	–	–	(3,779)	(3,779)
Balance June 30, 2020	19,826	$20	$160,244	(142,686)	$17,578
At-the-market sale of stock, net of commissions and expenses	846	1	8,519	–	8,520
Stock option exercise	103	–	645	–	645
Stock-based compensation	–	–	829	–	829
Warrant Exercise	196	–	738	–	738
Net loss	–	–	–	(3,578)	(3,578)
Balance September 30, 2020	20,971	$21	$170,975	(146,264)	$24,732

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2019	15,034	$15	$139,693	$(121,962)	$17,746
Stock-based compensation	298	–	694	–	694
Net loss	–	–	–	(3,534)	(3,534)
Balance March 31, 2019	15,332	15	140,387	(125,496)	14,906
Registered direct offering of common stock, net of commissions and expenses	1,675	2	6,395	–	6,397
Stock-based compensation	67	–	788	–	788
Net loss	–	–	–	(3,634)	(3,634)
Balance June 30, 2019	17,074	$17	$147,570	$(129,130)	$18,457
Stock-based compensation	–	–	798	–	798
Net loss	–	–	–	(3,086)	(3,086)
Balance September 30, 2019	17,074	$17	$148,368	$(132,216)	$16,169

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(11,002)	$(10,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	33
Right of use asset amortization	107	99
Stock-based compensation	2,224	2,280
Warrant modification expense	139	–
Changes in operating assets and liabilities:
Accounts receivable	–	(2)
Prepaid expenses and other current assets	(49)	(22)
Long-term prepaid rent	(450)	–
Accounts payable	248	(143)
Accrued expenses	89	46
Accrued payroll expenses	(308)	(362)
Lease liability	(110)	(99)
Deferred revenue	(37)	(55)
Net cash used in operating activities	(9,117)	(8,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(56)	(51)
Net cash used in investing activities	(56)	(51)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from underwritten public offering, net of commissions and expenses	9,395	–
Proceeds from at-the-market sale of stock, net of commissions and expenses	8,520	–
Proceeds from registered direct offering of common stock, net of commissions and expenses	–	6,397
Proceeds from exercise of warrants	902	–
Proceeds from exercise of stock options	782	–
Net cash provided by financing activities	19,599	6,397

Net increase (decrease) in cash and cash equivalents	10,426	(2,133)

Cash and cash equivalents at beginning of period	14,871	18,933

Cash and cash equivalents at end of period	$25,297	$16,800

Supplemental information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2020

1.	NATURE OF OPERATIONS

Atomera Incorporated (“Atomera” or the “Company”) was incorporated in the state of Delaware in March 2007 under the name MEARS Technologies, Inc. and is engaged in the development, commercialization and licensing of proprietary processes and technologies for the semiconductor industry. On January 12, 2016, the Company changed its name to Atomera Incorporated.

The Company is in the development stage, having only recently begun limited revenue-generating activities, and is devoting substantially all of its efforts toward technology research and development and to commercially licensing its technology to designers and manufacturers of integrated circuits. The Company has primarily financed operations through private placements of equity and debt securities, the Company’s Initial Public Offering (the “IPO”) which was consummated on August 10, 2016, and subsequent public offerings of its common stock.

On May 15, 2020, the Company closed an underwritten public offering of 2,024,000 shares of common stock at a public offering price of $5.00 per share, resulting in approximately $9.4 million of net proceeds after deducting underwriting commission and other offering expenses.

On September 2, 2020, Atomera entered into an Equity Distribution Agreement with Craig-Hallum Capital Group LLC, as agent, under which the Company may offer and sell, from time to time at its sole discretion, shares of its $0.001 par value common stock, in “at the market” offerings to or through the agent as its sales agent, having an aggregate offering price of up to $25,000,000.

2.	LIQUIDITY AND MANAGEMENT PLANS

At September 30, 2020, the Company had cash and cash equivalents of approximately $25.3 million and working capital of approximately $24.1 million. The Company has generated only limited revenue since inception and has incurred recurring operating losses.

Based on the funds it has available as of the date of the filing of this report, the Company believes that it has sufficient capital to fund its current business plans and obligations over at least 12 months from the date that these financial statements have been issued. However, the semiconductor industry is generally slow to adopt new manufacturing process technologies and conducts long testing and qualification processes which have limited the Company’s ability to control, and there can be no assurances of the timing of receipt of meaningful amounts of revenue. In addition, the COVID-19 pandemic has impacted some of the Company’s customer contract negotiations and delayed some engineering work by its customers. Accordingly, the Company may require additional capital, the receipt of which cannot be assured. In the event the Company requires additional capital, there can be no guarantee that funds will be available on commercially reasonable terms, if at all. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its technology in the near term, competing technological and market developments, and the need to enter into collaborations with other companies or acquire technologies to enhance or complement its current offerings. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives, change its business strategy and take additional measures to reduce costs in order to conserve its cash.

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

Basis of presentation of unaudited condensed financial information

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2020. These financial statements should be read in conjunction with that report.

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

Recent accounting standards

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40).  The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation.  This guidance is effective as of January 1, 2022 (Early adoption is permitted effective January 1, 2021).  The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure.

4.	REVENUE

The Company recognizes revenue when it satisfies a performance obligation by transferring the product or service to the customer, either at a point in time or over time. The Company usually recognizes revenue from integration service agreements at a point in time and integration license agreements over a period of time.

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition for the three and nine month periods ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Primary geographic markets
North America	$–	$50	$62	$50
Europe	–	104	–	187
Asia Pacific	–	100	–	158
Total	$–	$254	$62	$395

Timing of revenue recognition
Products and services transferred at a point in time	$–	$222	$62	$240
Products and services transferred over time	–	32	–	155
Total	$–	$254	$62	$395

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

The Company records deferred revenue when revenue will be recognized after invoicing. During the nine months ended September 30, 2020, the Company recognized approximately $37,000 of revenue that was included in deferred revenue as of December 31, 2019.

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2020	2019
Stock Options	3,463	2,935
Unvested restricted stock	716	480
Warrants	369	765
Total	4,548	4,180

6.	LEASES

The Company leases corporate office space in Los Gatos, California. In August 2020, the Company and its landlord amended the lease of this office. This amendment extends the expiration date of the lease from January 2021 to January 2026 and increases the space from 3,396 square feet to 4,101 square feet. Under Accounting Standard Codification (“ASC”) 842, the lease amendment was treated as a separate lease for the new space and a modification of the lease for the original space. An additional right-of-use (“ROU”) asset and lease liability of approximately $681,000 were recorded during the three and nine months ended September 30, 2020. The lease liability is based on the present value of the minimum lease payments, discounted using the Company’s estimated incremental borrowing rate of 5.5%. The lease contains escalating payments on the anniversary of the original commencement which are included in the measurement of the initial lease liability. Additional payments based on a change in the Company’s share of the operating expenses, including property taxes and insurance, are recorded as a period expense when incurred. Lease expense for operating leases consists of the lease payments recognized on a straight-line basis over the lease term. When the additional space is available for use, the Company expects to record an additional ROU asset and corresponding liability of approximately $144,000. This is expected in early 2021.

The components of operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed lease costs	$30	$27	$83	$81
Variable lease costs	9	14	36	40
Short term lease costs	11	7	28	23
Total operating lease costs	$50	$48	$147	$144

Future minimum payments under non-cancellable leases as of September 30, 2020 were as follows (in thousands):

For the Year Ended December 31,	Amount
Remaining 2020	$27
2021	108
2022	166
2023	170
2024 & thereafter	371
Total future minimum lease payments	842
Less imputed interest	(119)
Total lease liability	$723

The following table provides supplemental information and non-cash activity related to the Company’s operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$41	$40	$123	$120
Non-cash activity:
Right-of-use assets obtained in exchange for the lease obligations	$681	$–	$681	$295

In October 2019, the Company entered into an agreement to lease a tool for use in the development of the Company’s technology. The lease is for five years at $150,000 per month. The lease commencement date is anticipated to be in November 2020, at which time the Company will account for the lease under ASC 842. A prepayment of $450,000 was made in the nine months ended September 30, 2020, this payment represents the final three payments under the lease and is recorded as a long-term prepaid until the lease commencement, at which time it will be record in accordance with ASC 842.

7.	WARRANTS

A summary of warrant activity for the nine months ended September 30, 2020 is as follows (in thousands except per share amounts and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)
Outstanding at January 1, 2020	765	$5.75
Exercised	(386)	$2.34
Expired	(10)	$0.15
Outstanding at September 30, 2020	369	$9.46	0.8

The warrants outstanding at September 30, 2020 had an intrinsic value of approximately $396,000 based on a per-share stock price of $10.45 as of September 30, 2020.

On March 17, 2020, 196,602 warrants with an exercise price of $3.75 were set to expire. Prior to the expiration, the Company entered into an agreement with the warrant holders, whereby it modified the terms of the warrants to extend the expiration date until September 17, 2020 in exchange for the removal of a cashless exercise provision. No other terms were modified. Due to this modification, the Company incurred a modification expense of approximately $139,000 that is included in general and administrative expenses on the Condensed Statement of Operations for the nine months ended September 30, 2020. All of the modified warrants were exercised on August 6, 2020.

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three and nine months ended September 30, 2020 and 2019 for stock options and restricted stock granted under the 2017 Plan and the 2007 Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$319	$223	$843	$622
General and administrative	470	541	1,269	1,557
Selling and Marketing	40	34	112	101
	$829	$798	$2,224	$2,280

As September 30, 2020, there was approximately $5.8 million of total unrecognized compensation expense related to unvested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.7 years.

The weighted average grant date fair value per share of the options granted under the Company’s 2017 Plan was $7.64 and $2.80 for the three and nine months ended September 30, 2020, respectively. The weighted average grant date fair value per share of the options granted under the Company’s 2017 Plan was $2.50 for the nine months ended September 30, 2019.

The following table summarizes stock option activity during the nine months ended September 30, 2020 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2020	2,935	$6.36
Granted	664	$4.20
Exercised	(136)	$5.76
Outstanding at September 30, 2020	3,463	$5.97	6.77	$15,677
Exercisable at September 30, 2020	2,404	$6.62	5.92	$9,358

During the nine months ended September 30, 2020, the Company granted options under the 2017 Plan to purchase approximately 664,000 shares of its common stock to its employees. The fair value of these options was approximately $1.9 million at the time of grant.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the nine months ended September 30, 2020 (in thousands except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2020	486	$4.50
Granted	463	$4.43
Vested	(233)	$4.57
Outstanding non-vested shares at September 30, 2020	716	$4.43

During the nine months ended September 30, 2020, the Company granted approximately 463,000 restricted stock awards under the 2017 Plan to its employees and directors. The fair value of these awards was approximately $2.1 million at the time of grant.

9.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

The Company may be subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of September 30, 2020, or through the date these financial statements have been issued.

10.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through the date these financial statements were issued.

Between October 1, 2020 and the date of filing this report, the Company issued and sold 484,148 shares of its common stock through the At-The-Market program initiated in September 2020. Net proceeds from the sale of these shares after sales commissions and expenses was approximately $5.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Atomera Incorporated should be read in conjunction with our unaudited condensed financial statements and the accompanying notes that appear elsewhere in this filing. Statements in this Quarterly Report on Form 10-Q include forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those risk factors set forth under the heading “Risk Factors” within our Prospectus Supplement filed pursuant to Rule 424(b)(5) with the SEC on September 2, 2020 and other documents we subsequently file from time to time with the SEC, such as our Annual Report on Form 10-K filed with the SEC on March 13, 2020, quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

We are engaged in the business of developing, commercializing and licensing proprietary processes and technologies for the $450+ billion semiconductor industry. Our lead technology, named Mears Silicon TechnologyTM, or MST®, is a thin film of reengineered silicon, typically 100 to 300 angstroms (or approximately 20 to 60 silicon atomic unit cells) thick. MST can be applied as a transistor channel enhancement to CMOS-type transistors, the most widely used transistor type in the semiconductor industry. MST is our proprietary and patent-protected performance enhancement technology that we believe addresses a number of key engineering challenges facing the semiconductor industry. We believe that by incorporating MST, transistors can be made smaller, with increased speed, reliability and power efficiency. In addition, since MST is an additive and low-cost technology, we believe it can be deployed on an industrial scale, with machines commonly used in semiconductor manufacturing. We believe that MST can be widely incorporated into the most common types of semiconductor products, including analog, logic, optical and memory integrated circuits.

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

On September 2, 2020, we entered into an Equity Distribution Agreement with Craig-Hallum Capital Group LLC, as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $25.0 million in an “at-the-market” or ATM offering, to or through the agent. As of September 30, 2020, 845,730 shares have been sold at an average price of approximately $10.48 million, resulting in approximately $8.5 million of net proceeds to us after deducting commissions and other offering expenses. Between October 1, 2020 and the date of tiling this report, we sold an additional 484,148 shares of our common stock at average price of $10.62 resulting in net proceeds of approximately $5.0 million

Results of Operations

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

Revenue for the three months ended September 30, 2020 and 2019 was approximately $0 and $254,000, respectively. Revenue for the nine months ended September 30, 2019 was approximately $62,000 and $395,000, respectively. Revenue in all periods was generated from integration license agreements and integration engineering services.

Cost of Revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to provide integration engineering services. Cost of revenue was approximately $0 and $204,000 for the three months ended September 30, 2020 and 2019, respectively. Cost of revenue was approximately $13,000 and $224,000 for the nine months ended September 30, 2020 and 2019, respectively. We anticipate that our cost of revenue will vary substantially depending on the mix of integration license and integration engineering services and the nature of products and/or services delivered in each customer engagement.

Operating Expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended September 30, 2020 and 2019 our operating expenses totaled approximately $3.6 million and $3.2 million, respectively. For the nine months ended September 30, 2020 and 2019 our operating expenses totaled approximately $11.1 million and $10.7 million, respectively.

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

For the three months ended September 30, 2020 and 2019, we incurred approximately $2.0 million and $1.7 million, respectively, of research and development expense, an increase of approximately $303,000 or 17%. The increase in research and development expense is primarily due to additional headcount and an increase in outsourced research and development costs.

For the nine months ended September 30, 2020 and 2019, we incurred approximately $6.2 million and $5.9 million, respectively, of research and development expense, an increase of approximately $267,000 or 5%. The increase in research and development expense is primarily due to additional headcount offset by a decrease in outsourced research and development costs.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs for the three months ended September 30, 2020 and 2019 were approximately $1.3 million and $1.2 million, respectively, representing an increase of approximately $83,000 or 7%. The increase in general and administrative expenses is primarily the due the increase in legal expenses related to increasing and maintaining our patent portfolio.

General and administrative costs for the nine months ended September 30, 2020 and 2019 were approximately $4.2 million and $4.0 million, respectively, representing an increase of approximately $199,000 or 5%. The increase in costs was primarily due to an increase of approximately $384,000 in professional fees primarily for patent expenses, director fees related to the addition of a new independent board member and an approximately $139,000 expense resulting from the modification of expiring warrants (see note 7 to our condensed financial statements included elsewhere in this report). These increases were offset by a decrease in stock-based compensation expense of approximately $288,000.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel. Selling and marketing expenses for the three months ended September 30, 2020 and 2019 were approximately $208,000 and $240,000, respectively, representing a decrease of approximately $32,000, or 13%. The decrease in costs is primarily related to a lower bonus accrual.

Selling and marketing expenses for the nine months ended September 30, 2020 and 2019 were approximately $648,000 and $712,000, respectively, representing a decrease of approximately $64,000, or 9%. The decrease in costs is primarily related to a reduction of approximately $22,000 in payroll related expenses and a decline of $47,000 in travel expenses.

Interest income. Interest income for the three months ended September 30, 2020 and 2019 was approximately $1,000 and $89,000, respectively. Interest income for the nine months ended September 30, 2020 and 2019 was approximately $41,000 and $265,000, respectively. Interest income for each period related to interest earned on our cash and cash equivalents and decreased as our average cash balances declined and interest rates continued to fall during 2020. While we finished the quarter with a higher cash balance, most of the cash was received at the end of the period.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $9.1 million for the nine months ended September 30, 2020 resulted primarily from our net loss of approximately $11.0 million adjusted by approximately $2.2 million in stock-based compensation expense offset by increase of approximately $499,000 in prepaids and other assets.

Net cash used in operating activities of approximately $8.5 million for the nine months ended September 30, 2019 resulted primarily from our net loss of approximately $10.3 million adjusted by approximately $2.3 million for stock-based compensation expense and a decrease in liabilities of approximately $514,000.

Net cash used in investing activities of approximately $56,000 for the nine months ended September 30, 2020 and approximately $51,000 for nine months ended September 30, 2019 consisted of the purchase of computers and lab equipment.

Net cash provided by financing activities of approximately $19.6 million for the nine months ended September 30, 2020 was primarily related to the net proceeds from our underwritten public offering in May 2020, proceeds from our ATM program in September 2020 and the exercise of approximately 386,000 warrants and approximately 136,000 stock options during this nine-month period.

Net cash provided by financing activities of approximately $6.4 million for the nine months ended September 30, 2019 related to the net proceeds from our registered direct offering of common stock in May 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of approximately $25.3 million and working capital of approximately $24.1 million. For the nine months ended September 30, 2020, we had a net loss of approximately $11.0 million and used approximately $9.1 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

As of the date of this report, we believe that our available working capital is sufficient to fund our working capital requirements for at least the next 12 months following the date of the filing of this report. However, the semiconductor industry is generally slow to adopt new manufacturing process technologies and conducts long testing and qualification processes which we have limited ability to control, and there can be no assurance of the timing of our receipt of meaningful amounts of revenue. In addition, the ongoing COVID-19 pandemic has impacted some customer contract negotiations and delayed engineering work by some of our customers. Accordingly, the economic uncertainty caused by the pandemic may negatively impact our ability to generate revenue.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability, in the near term, to successfully commercialize our MST technology, competing technological and market developments; and the need to enter into collaborations with other companies or acquire technologies to enhance or complement our current offerings. If we are not able to generate sufficient revenue from license fees and royalties in a timeframe that satisfies our cash needs, we will need to raise more capital. In the event we require additional capital, we will endeavor to acquire additional funds through various financing sources, including follow-on equity offerings, debt financing and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue-producing operations and meaningful commercial success with a smaller amount of capital. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives, change our business strategy and take additional measures to reduce costs in order to conserve cash.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There have not been any changes to our internal controls over financial reporting (as defined by Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended September 30, 2020 that have material affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Prospectus Supplement filed with the SEC on September 2, 2020 or our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q:

Exhibit No.	Description	Method of Filing
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

10.1	Equity Distribution Agreement dated as of September 2, 2020 between the Company and Craig-Hallum Capital Group LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 2, 2020

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the on the date indicated.

ATOMERA INCORPORATED.

Date: November 3, 2020	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: November 3, 2020	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

