Form 10-K
period 2020-12-31
Atomera Inc
filed 2021-02-19
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $162,598,698. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock (as determined based on public filings) have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 10, 2021, there were 22,622,670 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2020. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ATOMERA INCORPORATED

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are intended to be covered by the “safe harbor” created by those sections. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “should,” “ongoing,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future financial and operating results;

•	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

•	the timing and success of our plan of commercialization;

•	our ability to operate our license and royalty-based business model;

•	the effects of market conditions on our stock price and operating results;

•	our ability to maintain our competitive technological advantages against competitors in our industry;

•	the impact of the ongoing COVID-19 pandemic on our and our customers’ operations and financial condition;

•	our ability to have our technology solutions gain market acceptance;

•	our ability to maintain, protect and enhance our intellectual property;

•	the effects of increased competition in our market and our ability to compete effectively;

•	costs associated with initiating and defending intellectual property infringement and other claims;

•	our expectations concerning our relationships with potential customers, partners and other third parties;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies or technologies; and

•	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company.

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

ii

PART I

Item 1.	Business

Company Overview

We are engaged in the business of developing, commercializing and licensing proprietary materials, processes and technologies for the $450+ billion semiconductor industry. Our lead technology, named Mears Silicon TechnologyTM, or MST®, is a thin film of reengineered silicon, typically 100 to 300 angstroms (or approximately 20 to 60 silicon atomic unit cells) thick. MST can be applied as a transistor channel enhancement to CMOS-type transistors, the most widely used transistor type in the semiconductor industry. MST is our proprietary and patent-protected performance enhancement technology that we believe addresses a number of key engineering challenges facing the semiconductor industry. We believe that by incorporating MST, transistors can be smaller, with increased speed, reliability and energy efficiency. In addition, since MST is an additive and low-cost technology, we believe it can be deployed on an industrial scale, with equipment commonly used in semiconductor manufacturing. We believe that MST can improve existing products due to the physical properties of the film and can also enable customers to design products with performance, power and scaling characteristics that are not possible using their current process technologies. We believe that MST can be widely incorporated into the most common types of semiconductor products, including analog, logic, optical and memory integrated circuits.

We do not intend to design or manufacture integrated circuits directly. Instead, we develop and license technologies and processes that we believe offer the designers and manufacturers of integrated circuits a low-cost solution to the industry’s need for greater performance and lower power consumption. Our customers and partners include:

•	foundries, which manufacture integrated circuits on behalf of fabless manufacturers;

•	integrated device manufacturers, or IDMs, which are the fully integrated designers and manufacturers of integrated circuits;

•	fabless semiconductor manufacturers, which are designers of integrated circuits that outsource the manufacture of their chips to foundries;

•	original equipment manufacturers, or OEMs, which manufacture the epitaxial, or EPI, deposition machines used to deposit semiconductor layers, such as the MST film onto the base silicon wafer; and

•	electronic design automation companies, which make tools used throughout the industry to simulate the performance of semiconductor products using different materials, design structures and process technologies.

We currently generate revenue through licensing arrangements whereby our customers initially pay us a fee for an integration license that provides them the right to use MST technology in the manufacture of silicon wafers for internal testing and sampling. Our goal is for each integration license agreement to be the first of a three-stage licensing process with the customer, with the first integration stage to be followed by one or more agreements granting them manufacturing and distribution licenses (the second and third stages, respectively). We expect that agreements granting manufacturing and distribution licenses will provide for substantially larger upfront license fee payments than the integration licenses and distribution agreements will require licensees to make royalty payments to us based on the number and sales price of MST-enabled products they sell to their customers. We also generate revenue through engineering services provided to customers during their evaluation of MST technology.

Starting in 2019, we began to develop deeper relationships with several large potential customers who were evaluating MST across multiple manufacturing processes and product lines. Accordingly, we have begun proposing an engagement format called a joint development agreement, or JDA, to certain customers. We expect that JDAs will be customized to a particular customer’s goals but that generally they will include development, manufacturing and licensing components.

In January 2021 we entered into a JDA with a leading semiconductor provider for integration of our MST technology into their manufacturing process. The JDA includes the grant of an upfront, paid manufacturing license allowing the customer to install the recipe for our MST film into a tool in their fab and to fabricate semiconductor wafers incorporating MST for use in their products, as well as development milestones that, if achieved, could result in additional revenue to Atomera. Although this JDA does not confer commercial distribution rights, we believe that successful execution would be a significant step toward commercialization and provide opportunities for additional license revenues and potential royalty streams from one or more of our customer’s multiple production lines.

In September and October 2018, respectively, we entered into separate integration license agreements with Asahi Kasei Microdevices, or AKM, and STMicroelectronics, or ST, both of which are leading IDMs. In October 2019, we entered into an integration license agreement with a leading fabless RF semiconductor provider. Under the integration license agreements, these customers have each agreed to pay us for the right to evaluate MST technology which is integrated onto their semiconductor wafers. We deposit MST onto the customers’ wafers and the customer has the right under the license agreement to complete the manufacturing process which enables them to evaluate our technology. These agreements do not grant the customer the right to deposit MST at their site or to sell products incorporating MST.

We believe the initial application of our MST will be for CMOS integrated circuits, the most widely used type of integrated circuits in the semiconductor industry. As applied to CMOS-type transistors, MST functions as a transistor channel enhancement. We believe MST has the potential to overcome the key challenges found in the implementation of next generation nano-scale semiconductor devices incorporating CMOS type transistors, namely enhancing drive current, reducing gate leakage and reducing variability. In addition, we believe that MST has the potential to deliver these benefits through a single technology that requires relatively minor modifications to the industry standard CMOS manufacturing flow. Consequently, we believe that by incorporating MST, designers can make transistors with increased speed, reliability and energy efficiency, without significantly altering the current fabrication process or cost of production.

We were organized as a Delaware limited liability company under the name Nanovis LLC on November 26, 2001. On March 13, 2007, we converted to a Delaware corporation under the name Mears Technologies, Inc. On January 12, 2016, we changed our name to Atomera Incorporated. Shares of our common stock are listed on the NASDAQ Capital Market under the symbol “ATOM”.

Industry Overview

Semiconductors, Generally

Recent years have seen a remarkable proliferation of consumer and commercial products, especially in wireless, automotive and mobile electronic devices. The growth of the Internet and cloud computing has provided people with new ways to create, store and share information. At the same time, the increasing use of electronics in cars, buildings, appliances and other consumer products is creating a broad landscape of “smart” devices and the evolution of wearable technologies and The Internet of Things. Due to the popularity of mobile devices and other electronic products, there is increasing demand for integrated circuits and systems with greater functionality and performance, reduced size, and much less power consumption as key requirements. During 2020, the global COVID-19 pandemic accelerated trends toward remote work, cloud computing and mobile devices. These trends coincided with the rollout of 5G cellular networks and 5G-enable devices.

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

Until recently, the industry succeeded at maintaining the rate of improvement predicted by Moore’s Law by scaling the key transistor parameters, such as shrinking feature sizes and reducing operating voltages, thereby allowing more transistors to be packed onto a single microchip. This trend was facilitated in large part by the development of CMOS technologies. However, a discontinuity in the rate of improvement delivered by scaling appeared when transistor technology reached feature sizes below 100 nanometers. The industry responded with advanced materials to supplement the ongoing geometry shrinks. Some of those materials advances included strained silicon, Silicon-on-Insulator and High-K/Metal Gate.

The designers and manufacturers of integrated circuits and systems — our targeted customers — are facing intense pressure to deliver innovative products at ever shorter times-to-market, as well as at lower prices. In other words, innovation in chip and system design today often hinges on “better, sooner and cheaper.” We believe that the semiconductor industry has accepted that moving forward in the nano-era will require adoption of new innovations that extend the scaling formula, including those based on the use of new engineered materials, a market opportunity our MST technology seeks to address. Because shrinking geometries at the smaller nodes incurs higher capital and manufacturing costs, only a limited number of companies can afford to continue investing in those nodes. We believe these constraints will cause semiconductor designers and manufacturers to turn to engineered materials, like MST, to solve this problem.

Vertical Disaggregation of the Industry

In trying to keep research and development costs manageable, while attempting to satisfy the demand for increasingly complex semiconductors, certain designers and manufacturers of integrated circuits have transitioned to a more open innovation model in which competing companies and third-party providers actively collaborate to address performance issues through various alliances, joint ventures, and licensing of externally developed technology.

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

While specialization has enabled greater development and manufacturing efficiency, it has also created an opportunity for licensing companies, such as Atomera, that develop and license technology to meet fundamental, industry-wide challenges. These intellectual property companies have been able to gain broad adoption of their technology throughout the industry by working with companies within the semiconductor supply chain to evaluate and integrate their technology. Manufacturers and designers of semiconductors increasingly find it more cost-effective to license technologies from IP-based companies than to develop processes internally that are not their core competence. We believe this collaboration and integration of externally developed IP benefits semiconductor companies by enabling them to bring new technology to market faster and more cost-effectively.

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

As illustrated by the accompanying diagram, MST is a “silicon-on-silicon” solution that provides multiple potential benefits through a relatively simple modification to the standard CMOS manufacturing flow. MST improvements are delivered through our proprietary and patent-protected silicon band engineering approach that is based on the quantum mechanics of modern deep sub-micron devices. The MST film creates channels that allow electrons to flow more freely in the plane of the transistor, thereby enhancing drive current, while reducing electron flow or “leakage” in the transverse direction. Our MST film can also create more controlled doping profiles, which allow dopants to be held in the desired locations, thereby enabling optimized device designs, reducing variability and improving production yield.

We believe the enhancements enabled by MST, as demonstrated in simulations and on our own and our customers’ test chips, are approximately equivalent to the enhancements enabled by one-half to a full node of improvement and, therefore, can extend the productive life of capital equipment and wafer fabrication facilities. The extent of MST-enabled enhancement depends on the device technology and application. We believe that MST compares favorably to other alternatives for enhancing performance of CMOS-type transistors as follows:

•	Strained Silicon and Silicon-on-Insulator, or SOI: Unlike strained silicon or SOI, we believe that MST delivers multiple benefits in a single film in a cost-effective manner, including enhanced transistor drive current, reduced leakage, and reduced variability. Also, strained silicon tends to lose much of its effectiveness below 45nm, constraining its scalability, while the MST thin-film approach is expected to be scalable below 22nm. Based on our own research and development and third-party evaluations, we believe that MST can deliver improved cost-benefit performance, in most cases in an additive manner, compared to already successful strain technologies, such as dual stress liners and SiGe. Work with our foundry partners and fabless licensee shows potential for additive improvements on specialized SOI wafers used by radio frequency, or RF, providers, which are also referred to as RFSOI wafers.

•	High-K/Metal Gate, or HKMG: Unlike HKMG, MST is silicon-based. As a “silicon-on-silicon” solution, MST does not require new materials or equipment, which in our opinion makes it much easier and less costly to adopt than HKMG for devices not requiring ultrathin gate dielectrics. For devices with HKMG, lab tests and simulations indicate that MST benefits transistor performance and variability in a similar manner to that observed in non-HKMG devices. Testing conducted with our university research partners indicates that MST has the potential to provide additive performance benefits in devices using HKMG.

Because of its physical characteristics in the channel region of the transistor, we believe MST has the further benefit of being complementary and additive to the performance-enhancing technologies noted above, making MST broadly applicable across multiple devices and process flows to meet a wide variety of customer design objectives. Given the costs of moving to more advanced technologies, we believe one of the most compelling aspects of MST is its cost/benefit profile. We believe that MST will provide a lower cost of production due to our technology’s potential to reduce die size while leveraging existing manufacturing tools, thereby providing chip makers with increased performance at all process nodes with significantly fewer disruptions to manufacturing processes and less incremental cost than other advanced technologies.

We believe MST can improve transistor performance in a variety of device types including microprocessors; logic products; analog, RF, and mixed-signal devices; as well as DRAM, SRAM, and other memory integrated circuits. We have therefore developed different MST product options that can be applied to the critical industry segments and technology nodes. As of the date of this Annual Report, we have done technology simulation work with universities and leading industry players at nodes from 180nm to 5nm. We have also simulated devices with leading industry research facilities and built and electrically verified test chips using MST in customer manufacturing facilities which have produced results that demonstrate many of the benefits described above.

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

Synopsys. In March 2017, we announced our collaboration with Synopsys, Inc., provider of the most broadly used technology computer-aided design, or TCAD, simulation software in the semiconductor industry. Synopsys’ software now supports modeling of MST, which enables semiconductor manufacturers and designers to model the interaction of MST with other process steps. In December 2020, we announced availability of our MSTcadTM V1.0 software tool which runs on Synopsys’ Sentaurus TCAD software and enables semiconductor engineers to simulate the benefits of integrating MST in a variety of devices. We believe these capabilities are helping us focus integration efforts for potential customers more quickly on those areas most likely to deliver benefits, thus shortening test cycles and, we believe, accelerating the time to a license decision.

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

Our strategy is to enter into licensing arrangements whereby foundries and IDMs pay us a license fee for their use of MST technology in the manufacture of silicon wafers as well as a royalty for each silicon wafer (in the case of foundries) or device (in the case of IDMs) sold that incorporates MST. In the case of fabless semiconductor licensees, our strategy is to charge a royalty for each device they sell that incorporates our MST technology. The IDMs and fabless semiconductor manufacturers are the primary beneficiaries of our commercialization activities, as they are producers and distributors of the integrated circuits onto which we will endeavor to incorporate our MST technology. The foundries and OEMs also play an important role in our commercialization strategy in that these parties have traditionally sought to provide new technologies to their customers, which in the case of the foundries are the fabless semiconductor manufacturers and in the case of the OEMs are the IDMs and foundries that purchase EPI machines.

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

Our engagements with IDMs, foundries and fabless semiconductor manufacturers who are potential customers typically consists of the following phases:

1.	Engineering Planning: In this phase we engage in a technical exchange of information under a non-disclosure agreement to understand the customer’s manufacturing process and to determine how best to integrate the deposition of MST film onto the customer’s semiconductor wafers.

2.	Set-up for MST Integration: We agree upon the technical evaluation details, including the expected rounds of evaluation testing, the parameters to be tested and allocation of costs. Customers provide us with wafers for our internal processing and physical characterization. Some customers work together with us to develop a TCAD model showing possible results of MST integration with their particular manufacturing process.

3.	Integration. Typically, this phase includes several rounds of tests that involve building test devices on a semiconductor wafer using our MST technology within the customer’s manufacturing process flow. We have not had any customers move beyond phase three as of the date of this Annual Report. We believe that this phase will continue to be the longest in our customer engagement process due to the fact that integrating MST into a customer’s manufacturing flow frequently requires us to conduct subsequent tests based on the result of earlier test runs. This phase also requires investment of time and resources by customers. In order to progress beyond this, we must demonstrate benefits at a commercially-significant level. It is difficult for both customers and for Atomera to estimate the amount of time a customer will be in the integration phase.

4.	Process Installation. Prior to enabling a customer to install and use MST technology on epitaxial deposition machines in their own fab, we intend to require execution of a license for use of our patents and proprietary know-how. Requiring a license at this stage is a customary and accepted practice in the semiconductor industry. Our recently announced JDA grants a manufacturing license to our customer and upon delivery of our IP transfer package and issuance of our invoice, this customer will enter phase four.

5.	Technology qualification. After installation of MST in the fab, the customer will conduct additional testing to ensure manufacturing reliability under accelerated test conditions that simulate volume production. Upon successfully completing the qualification phase, products can be built and shipped using this manufacturing process.

6.	Production. We expect that our license agreements will provide that upon commencement of sales of wafers or devices built using MST, our customer will pay us a royalty that will be a percentage of the selling price of the wafer or device, depending on the type of customer.

While the above steps describe a model customer engagement, we have engaged with some customers in ways that do not follow this precise order. JDAs are an example of an engagement format that may combine engineering service, development, manufacturing, process optimization and other joint activities that do not follow the order described above. In addition, we may from time to time enter into evaluation license agreements with certain customers under which they may install MST in their fabs to run internal tests only and not for commercial use or distribution. Other potential customers may run tests on MST-treated wafers prior to further engagement with us on integration into their manufacturing process.

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

We believe that our success is dependent upon the adoption of our MST technology through the Distribution stage by at least one IDM, foundry, or fabless semiconductor manufacturer. As of the date of this Annual Report, MST was in the integration phase (Phase Three as described above) on 16 different engagements. Upon delivery of our IP transfer package and issuance of our invoice, our JDA customer will move from phase three into phase four. Subject to process and subsequent product qualifications that demonstrate, in commercial scale production, the enhancements we believe our MST technology offers, including increased speed, reliability and energy efficiency, we expect to license our MST technology to one or more of these companies.

We are also working with OEMs on process development and equipment optimization to ensure that MST can be reliably and predictably deposited using their manufacturing tools. We have successfully deposited MST using tools made by each of the leading epitaxial deposition equipment suppliers and we believe that if we are successful in our commercialization efforts, these tool OEMs will promote the incorporation of our MST technology as an option to their standard offering. By doing so, we believe they will simultaneously stimulate additional sales of their capital equipment and encourage more customers to adopt MST.

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

Customers

In January 2021, we entered into a JDA with a leading semiconductor provider for integration of our MST technology into their manufacturing process. The JDA includes the grant of an upfront, paid manufacturing license allowing the customer to install the recipe for our MST film into a tool in their fab and to fabricate semiconductor wafers incorporating MST for use in their products, as well as development milestones that, if achieved, could result in additional revenue to Atomera. Although this JDA does not confer commercial distribution rights, we believe that successful execution would be a significant step toward commercialization and provide opportunities for additional license revenues and potential royalty streams from one or more of our customer’s multiple production lines.

In September and October 2018, respectively, we entered into separate integration license agreements with AKM and ST, both of which are leading IDMs. In October 2019 we entered into an integration license agreement with a leading fabless RF semiconductor provider. Under the integration license agreements, these customers have each agreed to pay us for the right to evaluate MST technology which is integrated onto their semiconductor wafers. We deposit MST onto the customers’ wafers and the customer has the right under the license agreement to complete the manufacturing process which enables them to evaluate our technology. These agreements do not grant the customer the right to deposit MST at their site or to sell products incorporating MST.

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

Research and Development

The principal focus of our research and development efforts is on enabling existing and prospective customers to integrate MST into their manufacturing processes and enable them to commercialize MST-enabled semiconductor products. We also dedicate research and development resources to evolving and expanding our technology to address new process technologies in the semiconductor industry roadmap. Our research and development is conducted internally, but we work closely with third parties in the semiconductor industry to evaluate and qualify our technology for incorporation into semiconductor products and fabrication equipment. During the years ended December 31, 2020 and 2019, we incurred research and development expenses of approximately $8.4 million and $7.7 million, respectively.

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

As of December 31, 2020, we have been granted 112 patents in the U.S. and 75 abroad. Our core patents relating to MST cover materials, physical structures and manufacturing processes. Our core patents relating to MST were filed beginning on August 22, 2003 and have grant dates beginning on December 14, 2004. Our MST patent portfolio begins to expire commencing August 22, 2023. While we believe our core patents adequately block competitors from using our MST technology without our approval, there can be no assurance that one or more of our core patents would survive a legal challenge to their scope, validity, or enforceability, or provide significant protection for us. The failure of our patents, or the failure of trade secret laws, to adequately protect our technology, might make it easier for our competitors to offer similar products or technologies or for our potential customers to build products with methods and materials similar to MST without paying us a license fee. In addition, patents may not issue from any of our current or future applications.

We also hold registered trademarks in the United States for the marks “Atomera” and “MST” and in China for the mark “Mears”. We have applied with the U.S. Patent and Trademark Office for the registration of the mark “MSTcad” in the United States.

Employees

As of the date of this Annual Report, we employ 21 people on a full-time basis.

Available Information

Our website is located at www.atomera.com. The information on or accessible through our website is not part of this Annual Report on Form 10-K. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. A copy of this Annual Report on Form 10-K is also located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and other information regarding our filings at www.sec.gov.

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

Risks Related to Our Business

We only recently commenced limited revenue producing operations, so it is difficult for potential investors to evaluate our business. To date, our operations have consisted of technology research and development, testing, and joint development work with customers, potential customers and strategic partners. Our business model is to derive our revenue primarily from license fees and royalties, but to date we have only recognized minimal engineering services and licensing revenues. Our limited operating history makes it difficult to evaluate the commercial value of our technology or our prospective operations. As an early-stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

•	the timing and success of our plan of commercialization and the fact that we have not entered into a royalty-based manufacturing or distribution license with a potential customer;

•	our ability to replicate on a large commercial scale the benefits of our MST technology that we have demonstrated in preliminary testing;

•	our ability to execute joint development agreements with potential customers;

•	our ability to structure, negotiate and enforce license agreements that will allow us to operate profitably;

•	our ability to advance the licensing arrangements with our initial integration licensees, Asahi Kasei Microdevices, STMicroelectronics and our RF licensee, to royalty-based manufacturing and distribution licenses;

•	our success in achieving the milestones included in the JDA and our success at negotiating distribution and royalty agreements, which are not committed, with our JDA customer;

•	our ability to reach final acceptance of, and to successfully operate, a new epitaxial deposition reactor for processing 300mm wafers that we plan to use for internal research and development and to support customer activities;

•	our ability to protect our intellectual property rights; and

•	our ability to raise additional capital as and when needed.

Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We have a history of significant operating losses and anticipate continued operating losses for at least the near term. For the years ended December 31, 2020 and 2019, we have incurred net losses of approximately $14.9 million and $13.3 million, respectively, and our operations have used approximately $12.1 million and $10.4 million of cash, respectively. As of December 31, 2020, we had an accumulated deficit of approximately $150.1 million. We will continue to experience negative cash flows from operations until at least such time as we are able to secure manufacturing and distribution license agreements with one or more foundries, IDMs or fabless semiconductor manufacturers. While management will endeavor to generate positive cash flows from the commercialization of our MST technology, there can be no assurance that we will be successful doing so. If we are unable to generate positive cash flow within a reasonable period of time, we may be unable to further pursue our business plan or continue operations.

While we have entered into three integration license agreements and a joint development agreement, there can be no assurance that any of these relationships will advance to further licensing stages or to royalty-based distribution license agreements. In September and October 2018, respectively, we entered into separate license agreements with AKM and ST, both of which are leading IDMs. In October 2019, we entered into a license agreement with a leading RF semiconductor supplier. Our licensees have paid us licensing fees for the right to build products that integrate MST technology deposited by us onto their semiconductor wafers, but the agreements do not grant the licensees the right to sell products incorporating MST. Such rights require our integration licensees to enter into additional manufacturing and distribution agreements that, if executed, would allow each licensee or their foundry to manufacture MST-enabled products and to sell them to their customers. We expect that the manufacturing and distribution agreements will provide for substantially larger upfront license fee payments than integration license fees and that the agreements will require the respective licensees to make royalty payments to us based the number and sales price of MST-enabled products they sell to their customers. However, our ability to enter into royalty-based manufacturing and distribution agreements with our current integration licensees or with new customers will depend, in large part, on the performance of devices they build using MST and the successful integration of our MST technology on a high-volume production scale. Our JDA provides that, upon our delivery of our IP transfer package, our customer will pay for a manufacturing license and continue work on MST testing and integration using a tool in their own fab, but the JDA does not commit the customer to take MST to production. There can be no assurance that our MST technology will deliver the performance, power or other requirements our customers seek for their products or that the integration of our technology with our customers’ manufacturing process will be successful in high volume. In addition, even if our MST technology is successfully integrated into the licensees’ products, any or all of our licensees may decide, for reasons unrelated to the price or performance of our MST technology, not to enter into manufacturing and distribution license agreements.

AKM, one of our licensees, suffered substantial damage to one of its fabs from a fire, impacting their production capability and potentially delaying their work with us. On October 20, 2020, a fire broke out in AKM’s factory in Nobeoka, Japan which lasted three days, causing substantial damage to the building and equipment. As of the date of this Annual Report, the Nobeoka fab remains closed and it is unclear whether or when it will re-open. Although Atomera’s work under our integration license agreement with AKM did not involve wafers in commercial production in this fab, the fire substantially disrupted AKM’s business and interrupted their integration and testing of MST. We expect that cooperation on integrating MST into AKM’s products will continue, but the fire has cast doubt on the timing for moving toward a manufacturing license or commercial distribution. The timing of additional wafer runs with AKM will depend upon, among other things, the timing of either re-opening the Nobeoka fab, moving production to another fab or external foundry, and AKM’s ability to devote personnel and equipment to MST integration.

We expect that our product qualification and licensing cycle will be lengthy and costly, and our marketing, engineering and sales efforts may be unsuccessful. We expect to incur significant engineering, marketing and sales expenses prior to entering into any license agreements, generating a license fee and establishing a royalty stream from each licensee. The introduction of any new process technology into semiconductor manufacturing is a lengthy process and we cannot forecast the length of time it takes to establish a new licensing relationship. Based on our engagements with potential customers to date, we believe the time from initial engagement until our customers execute a license and subsequently incorporate our technologies in their integrated circuits, can take 18 to 36 months or longer. Our integration license agreements with our current licensees do not commit them to manufacturing or distribution licenses and we expect those licensees to perform additional tests on evaluation wafers under their respective integration licenses before deciding whether to enter the next stages of licensing MST. As such, we will incur additional expenses in our engagements with our licensees before we receive license fees, if any, for manufacturing and distribution and before any subsequent royalty stream begins. Our JDA does grant a manufacturing license but the agreement does not commit our customer to a distribution license. While we believe our JDA and our license agreements with AKM, ST and our RF licensee could accelerate licensing decisions by other customers, the evaluation process for new technologies in the semiconductor industry is inherently long and complex and there can be no assurance that we will successfully convert other customer prospects into paying customers or that any of these customers will generate sufficient revenue to cover our expenses.

Our business may be adversely affected by the recent coronavirus outbreak. The ongoing global COVID-19 pandemic—including both the resulting public health crisis as well as the measures being taken by governments, businesses, and individuals in an effort to limit COVID-19’s spread—has adversely affected, and continues to adversely affect, our business operations. The impacts of the COVID-19 pandemic on our business operations and workforce, and the duration of such impacts, are uncertain, constantly evolving, and difficult to quantify, but have thus far included, or in the future may include, the following:

•	We have implemented certain measures at our facilities in an effort to protect our employees’ health and well-being (including social distancing, allowing many employees to work remotely, limiting the number of employees attending meetings, screening employees and visitors when entering facilities, educating employees about the virus and preventative measures, enhancing cleaning protocols, and suspending employee travel), some of which have reduced the overall efficiency of our operations and increased costs. The expected duration of such protective measures remains uncertain, and we may be required to implement additional measures in the future, further impacting our business operations.

•	Restrictions on travel imposed by us, our customers and countries to which we would otherwise travel, have required that contract negotiations and customer presentations be conducted by video or phone conferences, which have inherent limitations as compared to in-person meetings. Accordingly, new customer acquisition and completion of contracts have taken longer than we believe would be possible if we were able to meet with customers in the manner we had prior to the pandemic outbreak.

Qualification of our MST technology requires access to our potential customers’ manufacturing tools and facilities, as well as to leased tools and facilities, which may not be available on a timely basis or at all. The qualification of a new process technology like MST entails the integration of our MST film into the complex manufacturing processes employed by our potential customers. In order to validate the benefits of MST, our customer engagement process involves fabrication of wafers that incorporate MST deposited by us using our epitaxial deposition tools and then completing the manufacturing of the wafers in our customers’ facilities using their tools. The semiconductor industry in 2020 exceeded $450 billion in sales, and in recent months the industry has been characterized by product shortages as strong demand has outstripped supply, resulting in tight capacity among our potential customers. Accordingly, we have experienced delays in completing the processing of evaluation wafers by our customers as those customers prioritize utilization of their equipment for production use. If our customers do not dedicate their equipment and facilities to testing our products in a timely fashion, we may experience delays that will increase our expenses and delay our customers’ decisions on entering into a commercial license with us. Additionally, we conduct our ongoing research and development and portions of our customer evaluation activities using a leased epitaxial (epi) deposition tool. We recently entered into a lease for a new epi tool that we believe will accelerate internal development work and customer engagements. However, epi tools require ongoing, complex maintenance and they have been and will continue to be subject to both planned and unplanned downtime. Any interruption in our epi tool availability may negatively impact the progress of customer work as well as our internal research and development and accordingly could delay or prevent customers from entering into commercial licenses.

The long-term success of our business is dependent on a royalty-based business model, which is inherently risky. The long-term success of our business is dependent on future royalties paid to us by licensee-customers, whose business requires them to market products to their end customers. Royalty payments under our licenses are generally expected to be based on a percentage (i) in the case of foundries, the selling price of wafers made using MST and (ii) in the case of IDMs and fabless vendors, the selling price of MST-enabled semiconductor die sold. We will depend upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our licensees’ compliance with their agreements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

•	the rate of adoption and incorporation of our technology by semiconductor designers and manufacturers and the manufacturers of semiconductor fabrication equipment;

•	customers’ willingness to agree to an ongoing royalty model, which may impact their wafer or chip costs and margins;

•	our licensee customers’ ability to successfully market MST-enabled products to their end customers;

•	the length of the design cycle and the ability to successfully integrate our MST technology into integrated circuits;

•	the demand for products incorporating semiconductors that use our licensed technology;

•	the cyclicality of supply and demand for products using our licensed technology;

•	the impact of economic downturns; and

•	the timing of receipt of royalty reports and the applicable revenue recognition criteria, which may result in fluctuation in our results of operations.

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2020, we had total assets of approximately $39.4 million, cash and cash-equivalents of approximately $37.9 million and working capital of approximately $36.6 million. We believe that we have sufficient capital to fund our current business plans and obligations over, at least, the 12 months following the date of this Annual Report. However, the full qualification of a new technology like MST can take up to a year or more, and we have limited ability to influence our customers’ testing and qualification processes. Accordingly, we may require additional capital prior to obtaining a royalty-based license or prior to such a license generating sufficient royalty income to cover our ongoing operating expenses. In the event we require additional capital over and above the amount of our presently available working capital, we will endeavor to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve material revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

Our business operations could suffer in the event of information technology systems’ failures or security breaches. While we believe that we have implemented adequate security measures within our internal information technology and networking systems, our information technology systems may be subject to security breaches, damages from computer viruses, natural disasters, terrorism, and telecommunication failures. Any system failure or security breach could cause interruptions in our operations, including but not limited to our technology computer-aided design, or TCAD, modeling using Synopsys software, in addition to the possibility of losing proprietary information and trade secrets. To the extent that any disruption or security breach results in inappropriate disclosure of our confidential information, our competitive position may be adversely affected, and we may incur liability or additional costs to remedy the damages caused by these disruptions or security breaches.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2020 and February 5, 2021, the reported high and low sales prices of our common stock have ranged from $2.53 to $43.80. The market price of our shares on the NASDAQ Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

•	actual or anticipated variations in our results of operations and financial condition;

•	market acceptance of our MST technology;

•	success or failure of our research and development projects;

•	announcements of technological innovations by us;

•	failure by us to achieve a publicly announced milestone;

•	failure by us to meet expectations of investors, some of which may not be within our control or related to our public announcements;

•	delays between our expenditures to develop and market new or enhanced technological innovations and the generation of licensing revenue from those innovations;

•	developments concerning intellectual property rights, including our involvement in litigation brought by or against us;

•	changes in the amounts that we spend to develop, acquire or license new technologies or businesses;

•	our sale or proposed sale, or the sale by our significant stockholders, of our shares or other securities in the future;

•	changes in our key personnel;

•	changes in earnings estimates or recommendations by securities analysts, if we continue to be covered by analysts;

•	the trading volume of our shares; and

•	general economic and market conditions and other factors, including factors unrelated to our operating performance.

These factors and any corresponding price fluctuations may materially and adversely affect the market price of our shares and result in substantial losses being incurred by our investors. In the past, following periods of market volatility, public company stockholders have often instituted securities class action litigation. If we were involved in securities litigation, it could impose a substantial cost upon us and divert the resources and attention of our management from our business.

We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors. We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

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

We will remain an “emerging growth company” until December 31, 2021.

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

We expect to continue to incur significant increased costs as a result of being a public company that reports to the Securities and Exchange Commission and our management will be required to devote substantial time to meet compliance obligations. As a public company reporting to the Securities and Exchange Commission, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that increased our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel devote a substantial amount of time to these compliance initiatives. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We will lose our status as an “emerging growth company” on December 31, 2021 and as a result we will be subject to more extensive financial and executive compensation disclosures, external auditor attestation of internal controls and additional shareholder voting requirements. These increased disclosure and audit requirements will increase the burdens on our limited personnel and systems, which we expect will increase our general and administrative expenses and require additional time to be devoted to legal and financial compliance efforts.

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

Our executive offices are presently located in a 4,101 square foot facility in Los Gatos, California pursuant to a five-year lease, expiring on January 31, 2026. This space includes 705 square feet of additional space the Company moved into in January 2021. As part of the amended lease entered into in August 2020, we will not owe a lease payment until June 2021, at which time the lease payment will be $16,199 per month.

We lease shared office space in Cambridge Massachusetts from which we conduct certain research activities. The Cambridge facilities are occupied pursuant to a month-to-month lease at a rate of $2,942 per month which has been effective since January 1, 2020.

Item 3.	Legal Proceedings

To our knowledge, as of the date of this Annual Report, there are no pending legal proceedings to which we or our properties are subject.

Item 4.	Mine Safety Disclosures

Inapplicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “ATOM”.

Holders of Record

As of February 10, 2021, there were 206 holders of record of our common stock.

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

On September 2, 2020, we entered into an Equity Distribution Agreement with Craig-Hallum Capital Group LLC, as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $25.0 million in an “at-the-market” or ATM offering, to or through the agent. As of December 31, 2020, 2,206,895 shares had been sold at an average price per share of approximately $11.22, resulting in approximately $24.0 million of net proceeds to us after deducting commissions and other offering expenses.

Results of Operations for the Years Ended December 31, 2020 and 2019

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

Revenue for the years ended December 31, 2020 and 2019 was approximately $62,000 and $533,000, respectively. Our revenue in 2020 and 2019 was generated from integration services engagements and integration license agreements.

Cost of Revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to provide integration engineering services. Cost of revenue was approximately $13,000 and $253,000 for the years ended December 31, 2020 and 2019, respectively. We anticipate that our cost of revenue will vary substantially depending on the mix of integration license and integration engineering services and the nature of products and/or services delivered in each customer engagement.

Operating Expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the years ended December 31, 2020 and 2019 our operating expenses totaled approximately $15.0 million and $13.9 million, respectively.

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

For the years ended December 31, 2020 and 2019, we incurred approximately $8.4 million and $7.7 million, respectively, of research and development expense, an increase of approximately $676,000 or 9%. The increase in research and development expense is primarily due to an increase of approximately $309,000 stock-based compensation expense and approximately $510,000 in payroll related costs due to headcount growth. These increases in expenses were offset by an approximately $216,000 decrease in travel costs as a result of halting travel due to the COVID-19 pandemic.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs for the years ended December 31, 2020 and 2019 were approximately $5.6 million and $5.2 million, respectively, representing an increase of approximately $421,000 or 8%. The increase is costs was primarily due to an increase in professional fees related to legal and patent fees.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the years ended December 31, 2020 and 2019 were approximately $921,000 and $954,000, respectively, representing a decrease of approximately $33,000 or 4%. The decrease in primarily due to a decrease in travel offset by increase in consulting fees.

Interest income. Interest income for the years ended December 31, 2020 and 2019 was approximately $42,000 and $325,000, respectively. Interest income for each period related to interest earned on our cash and cash equivalents. Interest income for each period related to interest earned on our cash and cash equivalents. Interest rates continued to fall during 2020 and while our cash balance grew substantially in 2020, this was heavily weighted to the end of the year due to the timing of our at-the-market equity financing.

Liquidity and Capital Resources

In May 2019, we closed a registered direct offering of 1,675,000 shares of common stock at a price of $4.00 per share. We received approximately $6.4 million of net proceeds after deducting commissions and other offering expenses.

As of December 31, 2020, we had cash and cash equivalents of approximately $37.9 million and working capital of approximately $36.6 million. For the year ended December 31, 2020, we had a net loss of approximately $14.9 million and used approximately $12.1 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

On May 15, 2020, we closed an underwritten public offering of 2,024,000 shares of common stock at a public offering price of $5.00 per share, resulting in approximately $9.4 million of net proceeds to us after deducting underwriting commission and other offering expenses.

On September 2, 2020, we entered into an Equity Distribution Agreement with Craig-Hallum Capital Group LLC, as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $25.0 million in an “at-the-market” or ATM offering, to or through the agent. As of December 31, 2020, 2,206,895 shares have been sold at an average price per share of approximately $11.22, resulting in approximately $24.0 million of net proceeds to us after deducting commissions and other offering expenses. On January 5, 2021 we announced the completion of this offering after an additional 14,680 shares were sold for an average price per share of $16.97, in January 2021 resulting in additional net proceeds of approximately $243,000.

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

Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our MST technology, competing technological and market developments, and the need to enter into collaborations with other companies or acquire technologies to enhance or complement our current offerings. If we are not able to generate sufficient revenue from license fees and royalties in a timeframe that satisfies our cash needs, we will need to raise more capital. In the event we require additional capital, we will endeavor to acquire additional funds through various financing sources, including follow-on equity offerings, debt financing and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue-producing operations and meaningful commercial success with a smaller amount of capital. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

Cash Flows from Operating, Investing and Financing Activities:

 Net cash used in operating activities of approximately $12.1 million for year ended December 31, 2020 resulted primarily from our net loss of approximately $14.9 million adjusted by approximately $3.0 million for stock-based compensation expense.

Net cash used in operating activities of approximately $10.4 million for year ended December 31, 2019 resulted primarily from our net loss of approximately $13.3 million adjusted by approximately $2.9 million for stock-based compensation expense.

Net cash used by investing activities of approximately $131,000 and approximately $51,000 for the years ended December 31, 2020 and 2019, respectively, consisted of the purchase of property and equipment. In 2020, we refurnished our offices in Los Gatos, California and also purchased lab equipment to be used in connection with an epi tool that we plan to lease in Tempe, Arizona.

 Net cash provided by financing activities of approximately $35.3 million for the year ended December 31, 2020 related to the net proceeds from our underwritten public offering of common stock in May 2020 and our at-the-market offering beginning in September 2020 and continuing through the end of 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Atomera Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atomera Incorporated (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Los Angeles, CA
February 19, 2021

Atomera Incorporated

Balance Sheets

(in thousands, except per share data)

	December 31,
	2020	2019
ASSETS

Current Assets:
Cash and cash equivalents	$37,942	$14,871
Prepaid expenses and other current assets	132	132
Total current assets	38,074	15,003

Property and equipment, net	153	63
Operating lease right of use asset	705	161
Long-term prepaid rent	450	–
Security deposit	13	13

Total assets	$39,395	$15,240

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$442	$315
Accrued expenses	211	145
Accrued payroll related expenses	705	819
Current operating lease liability	90	152
Deferred revenue	–	37
Total current liabilities	1,448	1,468

Long term operating lease liability	602	–

Total liabilities	2,050	1,468

Commitments and contingencies (see Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 2,500 shares: none issued and outstanding at December 31, 2020 and 2019	–	–
Common stock, $0.001 par value, authorized 47,500 shares; 22,375 shares issued and outstanding at December 31, 2020 and 17,117 issued and outstanding as of December 31, 2019	22	17
Additional paid-in capital	187,463	149,017
Accumulated deficit	(150,140)	(135,262)
Total stockholders’ equity	37,345	13,772

Total liabilities and stockholders’ equity	$39,395	$15,240

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2020	2019
Revenue:	$62	$533
Cost of revenue	13	253
Gross margin	49	280

Operating Expenses:
Research and development	8,424	7,748
General and administrative	5,624	5,203
Selling and marketing	921	954
Total operating expenses	14,969	13,905

Loss from operations	(14,920)	(13,625)

Other income:
Interest income	42	325
Total other income	42	325

Net loss	$(14,878)	$(13,300)

Net loss per common share, basic and diluted	$(0.79)	$(0.84)

Weighted average number of common shares outstanding, basic and diluted	18,752	15,852

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2019	15,034	$15	$139,693	$(121,962)	$17,746

Stock-based compensation	408	–	2,929	–	2,929

Registered direct offering of common stock, net of commissions and other offering expenses	1,675	2	6,395	–	6,397

Net loss	–	–	–	(13,300)	(13,300)

Balance December 31, 2019	17,117	$17	$149,017	$(135,262)	$13,772

Stock-based compensation	463	1	3,040	–	3,041

Warrant modification	–	–	141	–	141

Warrant exercises	411	–	994	–	994

Stock option exercises	153	–	889	–	889

Underwritten public offering of common stock, net of commissions	2,024	2	9,393	–	9,395

At-the-market sale of stock, net of commissions and expenses	2,207	2	23,989	–	23,991

Net loss	–	–	–	(14,878)	(14,878)

Balance December 31, 2020	22,375	$22	$187,463	$(150,140)	$37,345

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(14,878)	$(13,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	44
Right of use asset amortization	138	134
Stock-based compensation	3,041	2,929
Warrant modification expense	141	–
Changes in operating assets and liabilities:
Accounts receivable	–	185
Prepaid expenses and other current assets	–	25
Long-term prepaid rent	(450)	–
Accounts payable	127	(33)
Accrued expenses	66	(75)
Accrued payroll expenses	(114)	(165)
Lease liability	(142)	(134)
Deferred revenue	(37)	(18)
Net cash used in operating activities	(12,067)	(10,408)

CASH FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(131)	(51)
Net cash used in investing activities	(131)	(51)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market sale of stock, net of commissions and expenses	23,991	–
Proceeds from underwritten public offering, net of commission and expenses	9,395	–
Proceeds from registered direct offering of common stock, net of commissions and expenses	–	6,397
Proceeds from exercise of stock options	889	–
Proceeds from exercise of warrants	994	–
Net cash provided by financing activities	35,269	6,397

Net increase/(decrease) in cash and cash equivalents	23,071	(4,062)

Cash and cash equivalents at beginning of year	14,871	18,933

Cash and cash equivalents at end of year	$37,942	$14,871

Supplemental information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Notes to the Financial Statements

1.	NATURE OF OPERATIONS

Atomera Incorporated (“Atomera” or the “Company”) was incorporated in the state of Delaware in March 2007 under the name MEARS Technologies, Inc. and is engaged in the development, commercialization and licensing of proprietary processes and technologies for the semiconductor industry. On January 12, 2016, the Company changed its name to Atomera Incorporated.

Atomera is an early stage company, having only recently begun limited revenue-generating activities, and is devoting substantially all of its efforts toward technology research and development and to commercially licensing its technology to designers and manufacturers of integrated circuits. The Company has primarily financed operations through private placements of equity and debt securities, the Company’s Initial Public Offering (the “IPO”) which was consummated on August 10, 2016, and subsequent public offerings of its common stock.

2.	LIQUIDITY AND MANAGEMENT PLANS

At December 31, 2020, the Company had cash and cash equivalents of approximately $37.9 million and working capital of approximately $36.6 million. The Company has generated only limited revenues since inception and has incurred recurring operating losses.

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

Cash and cash equivalents

The Company maintains its operating accounts in a single reputable financial institution. The balances are insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”) up to specified limits. The Company’s cash and cash equivalents are maintained in checking accounts and money market funds with maturities of less than three months when purchased, which are readily convertible to known amounts of cash.

Concentration of Credit Risk and Major Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and accounts receivable. During the year ended December 31, 2020, one customer represented 100% of revenue and, no customer represented a balance of accounts receivable at December 31, 2020. During the year ended December 31, 2019, six customers each represented approximately 26%, 19%, 16%, 16%, 13% and 9% of revenues. No customers represented a balance of accounts receivable at December 31, 2019.

At times, the amounts on deposit at the financial institution exceed the federally insured limits. Management believes that the financial institutions which hold the Company’s cash is financially sound and, accordingly, minimal credit risk exists. As of December 31, 2020 and 2019, the Company’s cash balances were in excess of insured limits maintained at the financial institution.

Accounts Receivable

The Company grants credit to its business customers. Collateral is generally not required for trade receivables. The Company maintains allowances for potential credit losses when necessary. Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, and an analysis of days sales outstanding by customer. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2020 and 2019, there were no allowances for doubtful accounts since the balances were either collected during the year or subsequently collected. Any allowances recorded are included in Accounts Receivable, net in the accompanying balance sheets.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with authoritative guidance which requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.  During the years ended December 31, 2020 and 2019, the Company had noted no indicators of impairment.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are not recorded as a tax benefit or expense in the current year. The Company recognizes interest and penalties, if any, related to uncertain tax positions in interest expense. No interest and penalties related to uncertain tax positions were accrued at either December 31, 2020 or 2019.

The Company follows authoritative guidance which requires the evaluation of existing tax positions. Management has analyzed all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes both federal and states where the Company has operations. Open tax years are those that are open for examination by taxing authorities.

Use of estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when accounting for revenue recognition, fair value of stock-based compensation and warrants, borrowing rates used for lease accounting and valuation allowance against deferred tax assets. Actual results could differ from those estimates.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying Accounting for Income Taxes. This is part of the FASB’s overall initiative to reduce complexity in accounting standards. Amendments include removal of certain exceptions to the general principles of Accounting Standard Codification (“ASC”) 740, Income taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. While not required to be adopted until 2021 for most calendar year public business entities, early adoption is permitted for any financial statements not yet issued to take advantage of the simplifications. The Company is still evaluating the impact of the ASU but does not expect the ASU to have a significant impact on its tax provision when adopted.

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

The Company recognizes revenue in accordance with ASC 606. The amount of revenue that the Company recognizes reflects the consideration it expects to receive in exchange for goods or services and such revenue is recognized at the time when goods or services are transferred and/or delivered to its customers. Revenue is recognized when the Company satisfies a performance obligation by transferring the product or service to the customer, either at a point in time or over time. The Company usually recognizes revenue from integration service agreements at a point in time and integration license agreements over a period of time.

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Primary geographic markets
North America	$62	$188
Europe	–	187
Asia Pacific	–	158
Total	$62	$533

Timing of revenue recognition
Products and services transferred at a point in time	$62	$378
Products and services transferred over time	–	155
Total	$62	$533

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

The Company records deferred revenue when revenue will be recognized after invoicing. During the year ended December 31, 2020, the Company recognized approximately $37,000 of revenue that was included in deferred revenue as of December 31, 2019.

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Year Ended December 31,
	2020	2019
Stock Options	3,446	2,934
Unvested restricted stock	642	486
Warrants	320	765
	4,408	4,185

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$163	$123
Computer equipment	111	91
Furniture and fixtures	64	1
Software	6	6
Leasehold improvements	6	–
Office equipment	4	4
	354	225
Less: Accumulated depreciation and amortization	(201)	(162)
	$153	$63

Depreciation and amortization expense relating to property and equipment was approximately $41,000 and $44,000 for the years ended December 31, 2020 and 2019, respectively. The Company depreciates computer equipment, laboratory equipment and office equipment on straight-line basis over three years. Furniture and fixtures are depreciated on a straight-line basis over five years. The Company amortizes software on straight-line basis over three years. Leasehold improvements are amortized over the remaining life of the lease.

7.	LEASES

The Company leases corporate office space in Los Gatos, California. In August 2020, the Company and its landlord amended the lease of this office. This amendment extends the expiration date of the lease from January 2021 to January 2026 and increases the space from 3,396 square feet to 4,101 square feet. Under ASC 842, the lease amendment was treated as a separate lease for the new space and a modification of the lease for the original space. An additional right-of-use (“ROU”) asset and lease liability of approximately $681,000 were recorded during the year ended December 31, 2020. The lease liability is based on the present value of the minimum lease payments, discounted using an estimated incremental borrowing rate of 5.5%. The lease contains escalating payments on the anniversary of the original commencement which are included in the measurement of the initial lease liability. Additional payments based on a change in the Company’s share of the operating expenses, including property taxes and insurance, are recorded as a period expense when incurred. Lease expense for operating leases consists of the lease payments recognized on a straight-line basis over the lease term. In January 2021, the Company recorded an additional ROU asset and corresponding liability of approximately $144,000 when the additional space became available for use.

The components of operating lease costs were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Fixed lease costs	$123	$108
Variable lease costs	36	53
Short term lease costs	39	31
Total operating costs	$198	$192

Future minimum payments under non-cancellable leases as of December 31, 2020 were as follows (in thousands) and do not include the additional space that the Company took use of in January 2021:

For the Year Ended December 31,	Amount
2021	$108
2022	166
2023	170
2024 & thereafter	371
Total future minimum lease payments	815
Less imputed interest	(123)
$692

The below table provides supplemental information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$164	$161
Non-cash activity:
Right-of-use assets obtained in exchange for the lease obligations	$681	$295

In October 2016, the Company entered into lease agreement for approximately 200 square feet of office space in Cambridge, Massachusetts. The lease, with current monthly payments of $2,942 per month, commenced on October 24, 2016. Because the lease is month to month and can be cancelled with a 30-day notice, the future lease payments are not included in the Company’s lease accounting under ASC Topic 842.

In October 2019, the Company entered into an agreement to lease a tool for use in the development of the Company’s technology. The lease is for five years at $150,000 per month. A prepayment of $450,000 was made in the year ended December 31, 2020, this payment represents the final three payments under the lease and is recorded as a long-term prepaid until the lease commencement, at which time it will be record in accordance with ASC 842.

8.	COMMITMENTS AND CONTINGENCIES

Legal

The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which the Company is or could become involved in litigation may have a material adverse effect on its business and financial condition. The Company is not party to any material litigation as of December 31, 2020 or through the date these financial statements have been issued.

9.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue to up 2,500,000 shares of preferred stock, $.001 par value. As of December 31, 2020, and 2019, no shares have been designated and no shares are issued and outstanding. Preferred stock may rank prior to common stock with respect to dividends rights, liquidation preferences, or both, and may have full or limited voting rights.

On May 29, 2019, the Company closed a registered direct offering of 1,675,000 shares of common stock at a price of $4.00 per share. The Company received approximately $6.4 million of net proceeds after deducting commissions and other offering expenses.

On May 15, 2020, the Company closed an underwritten public offering of 2,024,000 shares of common stock at a public offering price of $5.00 per share, resulting in approximately $9.4 million of net proceeds after deducting underwriting commission and other offering expenses.

On September 2, 2020, Atomera entered into an Equity Distribution Agreement with Craig-Hallum Capital Group LLC, as agent, under which the Company offered and sold, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $25.0 million in an “at-the-market” or ATM offering, to or through the agent. As of December 31, 2020, 2,206,895 shares had been sold at an average price of approximately $11.22, resulting in approximately $24.0 million of net proceeds to the Company after deducting commissions and other offering expenses.

  As of December 31, 2020, the Company has reserved approximately 3.8 million shares of common stock for issuance pursuant to outstanding stock options and warrants.

10.	WARRANTS

The Company estimated the fair value of warrants using the Black-Scholes option pricing model. There were no warrants issued in the year ending December 31, 2020 or 2019. A summary of warrant activity for the year ended December 31, 2020 is as follows (shares in thousands except per share and contractual term):

	Number of Shares	Weighted- Average Exercise Prices	Weighted-Average Remaining Contractual Term (In Years)
Outstanding at January 1, 2020	765	$5.75
Exercised	(435)	$3.09
Expired	(10)	$0.15
Outstanding and exercisable at December 31, 2020	320	$9.47	0.6

The warrants outstanding at December 31, 2020 had an intrinsic value of approximately $2.1 million based on a per-share stock price of $16.09 as of December 31, 2020.

On March 17, 2020, 196,602 warrants with an exercise price of $3.75 were set to expire. Prior to the expiration, the Company entered into an agreement with the warrant holders, whereby it modified the terms of the warrants to extend the expiration date until September 17, 2020 in exchange for the removal of a cashless exercise provision. No other terms were modified. Due to this modification, the Company incurred a modification expense of approximately $139,000 that is included in general and administrative expenses on the Statement of Operations for the year ended December 31, 2020. All of the modified warrants were exercised on August 6, 2020. On December 3, 2020, the Company modified 12,200 warrants with an original exercise price of $9.375 and an expiration date August 4, 2021. The warrants were modified to decrease the exercise price to $7.50 and change the expiration date to December 31, 2020. The warrants were then exercised December 4, 2020. Due to the modification, the Company incurred a modification expense of approximately $2,000 that is included in general and administrative expenses on the Statement of Operations for the year ended December 31, 2020. In December 2020, a warrant for 37,562 shares was presented for cashless exercise resulting in the issuance of 13,165 shares of common stock.

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

In May 2017, the Company’s shareholders approved its 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted share grants. The Company reserved a total of 3,750,000 shares of common stock for issuance under the 2017 Plan. All employees, officers, directors, consultants, advisors and other persons who provide services to the Company or any subsidiaries of the Company are eligible to receive incentive awards under the 2017 Plan. As of December 31, 2020, awards aggregate of 2,669,760 shares of common stock had been granted under the 2017 Plan and total of 1,080,240 shares of common stock are reserved for issuance.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the years ended December 31, 2020 and 2019 for stock options and restricted stock (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$1,148	$839
General and administrative	1,741	1,956
Selling and Marketing	152	134
	$3,041	$2,929

As of December 31, 2020, there was approximately $4.9 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.5 years.

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

The fair value of employee stock options issued was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019
Weighted average exercise price:	$4.20	$3.90
Weighted average grant date fair value per share:	$2.80	$2.50
Assumptions:
Expected volatility	77.8%	70.6%
Weighted average expected term (in years)	6.0	6.0
Risk-free interest rate	0.71%	2.54%
Expected dividend yield	0.0%	0.0%

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

The following table summarizes stock option activity during the year ended December 31, 2020 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices	Weighted-Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2020	2,934	$6.36	–	–
Granted	664	$4.20	–	–
Exercised	(152)	$5.83	–	–
Expired	–	$–	–	–
Outstanding at December 31, 2020	3,446	$5.97	6.5	$35,001
Exercisable at December 31, 2020	2,518	$6.55	5.8	$24,155

During the year ended December 31, 2020, the Company granted options under its 2017 Plan purchase 664,128 shares of its common stock to its employees. The fair value of these options was approximately $1.9 million.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the year ended December 31, 2020 (in thousands except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	486	$4.50
Granted	463	$4.43
Vested	(307)	$4.53
Outstanding non-vested shares at December 31, 2020	642	$4.43

12.	401(k) PLAN

During 2002, the Company established a plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers substantially all of its employees who have attained 18 years of age. Employees may elect to contribute part of their annual compensation to the 401(k) Plan, up to the maximum deferral allowance for individuals by the Internal Revenue Service under Code Section 401(k), and the Company may make a matching contribution. During the years ended December 31, 2020 and 2019, there were no matching contributions made by the Company.

13.	INCOME TAXES

The loss before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Domestic	$(14,878)	$(13,300)
International	–	–
Total	$(14,878)	$(13,300)

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2020 and 2019. The Company accounts for income taxes in accordance with ASC 740, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by approximately $3.8 million during the year ended December 31, 2020 and increased by approximately $2.6 million during the year ended December 31, 2019.

The Company’s deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$24,125	$20,583
Tax credit	1,889	1,462
Fixed assets and intangibles	1,144	1,312
Stock compensation	1,321	1,304
Accruals and other	151	218
Lease liability	148	33
Total deferred tax assets	28,778	24,912
Deferred tax liabilities:
Right of use asset	(151)	(35)
Total deferred tax assets	(151)	(35)
Valuation allowance	(28,627)	(24,877)
Net deferred tax asset	$–	$–

Net operating losses and tax credit carryforwards as of December 31, 2020, are as follows (in thousands):

	Amount	Expiration in years
Net operating losses, federal	$40,419	No expiration
Net operating losses, federal	$65,802	2027-2037
Net operating losses, state	$30,216	2030-2039
Tax credits, federal	$1,731	2027-2039
Tax credits, state	$425	No expiration
Tax credits, state	$1,000	2022-2035

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year ending December 31,
	2020	2019
Statutory rate	21.00%	21.00%
State rate	2.17%	1.90%
Non-deductible items	0.84%	(1.34)%
Change in valuation allowance	(25.29)%	(22.10)%
Change in tax credits	1.28%	0.54%
Total	–	–

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

The Company establishes reserves for uncertain tax positions based on the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2020 and 2019, respectively, the Company has no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In the normal course of business, the Company is subject to examination by their respective taxing authorities. The Company is not currently under audit by the Internal Revenue Service or other similar state or local authority. The statute of limitations remains effectively open for all tax years since inception (2007). Tax years outside the normal statute of limitations remain open to examination by tax authorities due to tax attributes generated in earlier years which have been carried forward and may be examined and adjusted in subsequent years when utilized.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
January 1 – unrecognized tax benefits	$865	$732
Increases (decreases) – prior year tax positions	–	–
Increases – current year tax positions	205	133
December 31 - unrecognized tax benefits	$1,070	$865

The following table summarizes the activity in the Company’s Valuation Allowance and Qualifying Accounts for the years ended December 31, 2020 and 2019 (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax assets valuation allowance
Year ended December 31, 2020	$24,877	$3,951	$201	$28,627
Year ended December 31, 2019	$22,276	$3,123	$522	$24,877

14.	SUBSEQUENT EVENTS

On January 5, 2021 the Company announced the completion of its ATM offering after an additional 14,680 shares were sold for an average price per share of $16.97 in January 2021 resulting in additional net proceeds of approximately $243,000.

In January 2021, warrants for 317,488 shares were presented for cashless exercises resulting in the issuance of 223,487 shares of common stock.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2020 in ensuring all material information required to be filed has been made known in a timely manner.

(b)	Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2020 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, and based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Not applicable.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2020 fiscal year pursuant to Regulation 14A for our 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, and the information to be included in the 2021 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item will be contained in the 2021 Proxy Statement and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required under this item will be contained in the 2021 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required under this item will be contained in the 2021 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be contained in the 2021 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required under this item will be contained in the 2021 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit
No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

4.1	Warrant dated August 10, 2016 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on September 19, 2016.

4.2	Description of Capital Stock	Filed electronically herewith

10.1	Assignment of Patent Rights dated April 3, 2009 between Dr. Robert Mears and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

10.2+	2007 Stock Incentive Plan	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

10.3	Exclusive License and Collaboration Agreement dated March 3, 2010 between K2 Energy Limited and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

10.4	Letter Agreement dated June 6, 2014 between K2 Energy Limited and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

10.5	Lease Agreement dated January 19, 2016 between 750 University, LLC and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

10.6+	Form of Restricted Stock Agreement	Incorporated by reference from the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on July 29, 2016

10.7+	Atomera Incorporated 2017 Stock Incentive Plan	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed on April 10, 2017.

10.8	First Amendment to Lease Agreement dated January 19, 2016 between 750 University, LLC and the Registrant	Incorporated by reference from the Registrant’s Form 10-K filed on March 6, 2018.

10.9+	Employment Agreement dated January 26, 2021 between Scott Bibaud and the Registrant	Filed electronically herewith

10.10+	Employment Agreement dated January 26, 2021 between Frank Laurencio and the Registrant	Filed electronically herewith.

10.11+	Employment Agreement dated January 26, 2021 between Dr. Robert Mears and the Registrant	Filed electronically herewith

10.12+	Employment Agreement dated January 26, 2021 between Erwin Trautmann and the Registrant	Filed electronically herewith.

10.13	Second Amendment to Lease Agreement dated January 19, 2016 between 750 University, LLC and the Registrant	Filed electronically herewith.

21.1	List of Subsidiaries	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm	Filed electronically herewith

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

+       Indicated management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATOMERA INCORPORATED.

Date: February 19, 2021	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: February 19, 2021		By: /s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Scott A. Bibaud	Chief Executive Officer and Director	February 19, 2021
Scott A. Bibaud	(Principal Executive Officer)

/s/John D. Gerber	Director and Chairman	February 19, 2021
John Gerber

/s/ Erwin Trautmann	Executive Vice President of Strategic	February 19, 2021
Erwin Trautmann	Business Development and Director

/s/Rolf Stadheim	Director	February 19, 2021
Rolf Stadheim

/s/C. Rinn Cleavelin	Director	February 19, 2021
C. Rinn Cleavelin, Ph.D.

/s/ Steven K. Shevick	Director	February 19, 2021
Steven K. Shevick

/s/ Duy-Loan Le	Director	February 19, 2021
Duy-Loan Le

