Form 10-Q
period 2021-03-31
Atomera Inc
filed 2021-05-07
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021.

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of May 3, 2021 was 23,037,493.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$36,738	$37,942
Accounts receivable, net	66	–
Prepaid expenses and other current assets	811	132
Total current assets	37,615	38,074

Property and equipment, net	164	153
Operating lease right-of-use asset	1,046	705
Long-term prepaid rent	450	450
Security deposit	14	13

Total assets	$39,289	$39,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$508	$442
Accrued expenses	196	211
Accrued payroll related expenses	288	705
Current operating lease liability	195	90
Total current liabilities	1,187	1,448

Long term operating lease liability	888	602

Total liabilities	2,075	2,050

Commitments and contingencies (see Note 10)

Stockholders’ equity:
Preferred stock $0.001 par value, authorized 2,500 shares; none issued and outstanding at March 31, 2021 and December 31, 2020	–	–
Common stock: $0.001 par value, authorized 47,500 shares; 23,073 and 20,971 shares issued March 31, 2021 and December 31, 2020, respectively; 23,027 and 20,971 shares outstanding at March 31, 2021 and December 31, 2020, respectively	23	22
Additional paid-in capital	190,951	187,463
Accumulated deficit	(153,760)	(150,140)
Total stockholders’ equity	37,214	37,345

Total liabilities and stockholders’ equity	$39,289	$39,395

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months ended March 31,
	2021	2020
Revenue	$400	$62
Cost of revenue	–	(13)
Gross margin	400	49

Operating expenses
Research and development	2,229	2,062
General and administrative	1,513	1,445
Selling and marketing	266	225
Total operating expenses	4,008	3,732

Loss from operations	(3,608)	(3,683)

Other income
Interest income	2	38
Total other income	2	38

Net loss before taxes	(3,606)	(3,645)
Provision for income taxes	14	–

Net loss	$(3,620)	$(3,645)
Net loss per common share, basic and diluted	$(0.16)	$(0.22)

Weighted average number of common shares outstanding, basic and diluted	22,090	16,760

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2021	22,375	$22	$187,463	$(150,140)	$37,345
Stock-based compensation	71	–	731	–	731
At-the-market sale of stock, net of commissions and expenses	14	–	243	–	243
Stock option exercise	398	1	2,514	–	2,515
Warrant Exercise	223	–	–	–	–
Forfeited restricted stock awards	(54)	–	–	–	–
Net loss	–	–	–	(3,620)	(3,620)
Balance March 31, 2021	23,027	$23	$190,951	$(153,760)	$37,214

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2020	17,117	$17	$149,017	$(135,262)	$13,772
Stock-based compensation	420	1	628	–	629
Warrant exercise	189	–	164	–	164
Warrant modification	–	–	139	–	139
Net loss	–	–	–	(3,645)	(3,645)
Balance March 31, 2020	17,726	$18	$149,948	$(138,907)	$11,059

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,620)	$(3,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13	10
Right of use asset amortization	40	36
Stock-based compensation	731	629
Warrant modification expense	–	139
Changes in operating assets and liabilities:
Accounts receivable	(66)	–
Prepaid expenses and other current assets	(679)	14
Long-term prepaid rent	–	(450)
Accounts payable	66	233
Accrued expenses	(16)	40
Accrued payroll expenses	(417)	(575)
Lease liability	10	(36)
Deferred revenue	–	(37)
Net cash used in operating activities	(3,938)	(3,642)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(24)	(3)
Net cash used in investing activities	(24)	(3)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market sale of stock, net of commissions and expenses	243	–
Proceeds from exercise of warrants	–	164
Proceeds from exercise of stock options	2,515	–
Net cash provided by financing activities	2,758	164

Net (decrease) in cash and cash equivalents	(1,204)	(3,481)

Cash and cash equivalents at beginning of period	37,942	14,871

Cash and cash equivalents at end of period	$36,738	$11,390

Supplemental information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Non-cash investing and financing activities
Exercise of warrants-cashless	$–	$–

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

1.	NATURE OF OPERATIONS

Atomera Incorporated (“Atomera” or the “Company”) was incorporated in the state of Delaware in March 2007 under the name MEARS Technologies, Inc. and is engaged in the development, commercialization and licensing of proprietary processes and technologies for the semiconductor industry. On January 12, 2016, the Company changed its name to Atomera Incorporated.

Atomera is an early-stage company, having only recently begun limited revenue-generating activities, and is devoting substantially all of its efforts toward technology research and development and to commercially licensing its technology to manufacturers and designers of integrated circuits. The Company has primarily financed operations through private placements of equity and debt securities, the Company’s Initial Public Offering (the “IPO”) which was consummated on August 10, 2016, and subsequent public offerings of its common stock.

2.	LIQUIDITY AND MANAGEMENT PLANS

At March 31, 2021, the Company had cash and cash equivalents of approximately $36.7 million and working capital of approximately $36.4 million. The Company has generated only limited revenues since inception and has incurred recurring operating losses.

The Company’s operating plans for the next 12 months include increased spending on research and development headcount, outsourced fabrication and testing, and sales and marketing expenses to drive customer adoption of the Company’s MST technology. Based on the funds it has available as of the date of the filing of this report, the Company believes that it has sufficient capital to fund its current business plans and obligations over, at least, 12 months from the date that these financial statements have been issued. However, as the Company has generated only limited revenue from its principal operations, it is subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Accordingly, the Company may require additional capital, the receipt of which cannot be assured. In the event the Company requires additional capital, there can be no guarantee that funds will be available on commercially reasonable terms, if at all. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its technology, competing technological and market developments, and the need to enter into collaborations with other companies or acquire technologies to enhance or complement its current offerings. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 19, 2021.

Basis of presentation of unaudited condensed financial information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2021. These financial statements should be read in conjunction with that report.

Adoption of recent accounting standards

In December 2019, the FASB issued ASU No. 2019-12, Simplifying Accounting for Income Taxes. This is part of the FASB’s overall initiative to reduce complexity in accounting standards. Amendments include removal of certain exceptions to the general principles of Accounting Standard Codification (“ASC”) 740, Income taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. The Company adopted this standard on January 1, 2021 and it did not have a material impact on its financial position, results of operations or financial statement disclosure.

Recent accounting standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40).  The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation.  This guidance is effective as of January 1, 2022 (Early adoption is permitted effective January 1, 2021).  The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure.

4.	REVENUE

The Company recognizes revenue in accordance with ASC 606. The amount of revenue that the Company recognizes reflects the consideration it expects to receive in exchange for goods or services and such revenue is recognized at the time when goods or services are transferred and/or delivered to its customers. Revenue is recognized when the Company satisfies a performance obligation by transferring the product or service to the customer. The Company generates revenues from engineering service contracts, integration license agreements and joint development agreements. When the Company’s performance obligation is the promise to grant a license, revenue is recognized either at a point in time or over time.

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition (in thousands):

	Three Months Ended March 31,
	2021	2020
Primary geographic markets
North America	$–	$62
Asia Pacific	400	–
Total	$400	$62

Timing of revenue recognition
Products and services transferred at a point in time	$400	$62
Products and services transferred over time	–	–
Total	$400	$62

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	3,018	3,581
Unvested restricted stock	596	869
Warrants	2	566
Total	3,616	5,016

6.	LEASES

The Company leases corporate office space in Los Gatos, California. In August 2020, the Company and its landlord amended the lease for this office. This amendment extends the expiration date of the operating lease from January 2021 to January 2026 and increases the space from 3,396 square feet to 4,101 square feet. Under Accounting Standard Codification (“ASC”) 842, the lease amendment was treated as a separate lease for the new space and a modification of the lease for the original space. An additional right-of-use (“ROU”) asset and lease liability of approximately $681,000 were recorded during at the time of the amendment. In January 2021 the additional space became available for use, and the Company recorded an additional ROU asset and corresponding liability of approximately $144,000. The lease liability is based on the present value of the minimum lease payments, discounted using the Company’s estimated incremental borrowing rate of 5.5%. The lease contains escalating payments on the anniversary of the original commencement which are included in the measurement of the initial lease liability. Additional payments based on a change in the Company’s share of the operating expenses, including property taxes and insurance, are recorded as a period expense when incurred.

In March 2021, the Company began leasing 474 square feet of office space in Tempe, Arizona. The new lease is classified as an operating lease with an initial term of two years and an option to extend for an additional three years through February 2026. The lease also contains a performance standard for research collaboration with Arizona State University. The agreement requires a minimum value of collaborative research in each year of the lease. The lease is accounted for under ASC 842 and accordingly, the research payments are included in the ROU and lease liability at the commencement. In March 2021, the Company recorded an ROU and associated lease liability of approximately $238,000. The lease liability is based on the present value of the minimum lease payments, discounted using the Company’s estimated incremental borrowing rate of 5.5% over five years, as the Company expects to lease the through the three year extension. The lease also contains escalating payments on the anniversary of the original commencement which are included in the measurement of the initial lease liability.

Lease expense for operating leases consists of the lease payments recognized on a straight-line basis over the lease term. The components of operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Fixed lease costs	$52	$27
Variable lease costs	–	13
Short term lease costs	11	10
Total operating lease costs	$63	$50

Future minimum payments under non-cancellable leases as of March 31, 2021 were as follows (in thousands):

For the Year Ended December 31,	Amount
Remaining 2021	$148
2022	239
2023	271
2024	278
2025 & thereafter	305
Total future minimum lease payments	1,241
Less imputed interest	(158)
Total lease liability	$1,083

The following table provides supplemental information and non-cash activity related to the Company’s operating leases (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2	$41
Non-cash activity:
Right-of-use assets obtained in exchange for the lease obligations	$382	$–

In October 2019, the Company entered into an agreement to lease a tool for use in the development of the Company’s technology. The lease is for five years at $150,000 per month. The lease commencement date is anticipated to be in May 2021, at which time the Company will account for the lease under ASC 842. A prepayment of $450,000 was made in the three months ended March 31, 2020, this payment represents the final three payments under the lease and is recorded as a long-term prepaid until the lease commencement, at which time it will be record in accordance with ASC 842.

7.	WARRANTS

A summary of warrant activity for the three months ended March 31, 2021 is as follows (in thousands except per share amounts and contractual term):

Schedule of warrant activity
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)
Outstanding at January 1, 2021	320	$9.47
Exercised	(318)	$9.38
Outstanding at March 31, 2021	2	$24.81	0.8

The warrants outstanding at March 31, 2021 had an intrinsic value of approximately $11,000 based on a per-share stock price of $24.50 as of March 31, 2021.

On March 17, 2020, 196,602 warrants with an exercise price of $3.75 were set to expire. Prior to the expiration, the Company entered into an agreement with the warrant holders, whereby it modified the terms of the warrants to extend the expiration date until September 17, 2020 in exchange for the removal of a cashless exercise provision. No other terms were modified. Due to this modification, the Company incurred a modification expense of approximately $139,000 that is included in general and administrative expenses on the Condensed Statement of Operations for the three months ended March 31, 2020. All of the modified warrants were exercised on August 6, 2020.

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three months ended March 31, 2021 and 2020 for stock options and restricted stock granted under the 2017 Plan and the 2007 Plan (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$223	$227
General and administrative	455	369
Selling and Marketing	53	33
	$731	$629

As March 31, 2021, there was approximately $6.5 million of total unrecognized compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.5 years.

The weighted average grant date fair value per share of the options granted under the Company’s 2017 Plan was $15.94 and $2.70 for the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2021 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2021	3,446	$5.97
Granted	73	$22.72
Exercised	(398)	$6.32
Forfeited	(103)	$4.17
Outstanding at March 31, 2021	3,018	$6.39	6.46	$54,736
Exercisable at March 31, 2021	2,250	$6.50	5.73	$40,564

During the three months ended March 31, 2021, the Company granted options under the 2017 Plan to purchase approximately 73,000 shares of its common stock to its employees. The fair value of these options was approximately $1.2 million at the time of grant.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the three months ended March 31, 2021 (in thousands except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2021	642	$4.43
Granted	71	$22.38
Vested	(63)	$4.54
Forfeited	(54)	$4.81
Outstanding non-vested shares at March 31, 2021	596	$6.53

During the three months ended March 31, 2021 the Company granted approximately 71,000 restricted stock awards under the 2017 Plan to its employees and directors. The fair value of these awards was approximately $1.6 million at the time of grant.

During the quarter ended March 31, 2021, approximately 54,000 restricted stock awards were forfeited. Approximately 9,000 of these shares were then reissued as restricted stock awards. The remaining approximately 45,000 shares can be reissued in the future under its equity compensation plan.

9.	PROVISION FOR INCOME TAXES

The Company recorded a provision for income taxes of approximately $14,000 and $0 during the three months ended March 31, 2021, respectively. The provision is withholding income taxes accrued in foreign jurisdictions where we have income. The Company recorded the provision in accordance with ASC 740 using its estimated annual tax rate and applied it to the net loss for the three months ended March 31, 2021.

10.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

The Company may be subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of March 31, 2021, or through the date these financial statements have been issued.

11.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Atomera Incorporated should be read in conjunction with our unaudited condensed financial statements and the accompanying notes that appear elsewhere in this filing. Statements in this Quarterly Report on Form 10-Q include forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Although forward-looking statements in this Quarterly Report reflect the good-faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those risk factors set forth under the heading “Risk Factors” within our Annual Report on Form 10-K filed with the SEC on February 19, 2021, quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

We do not intend to design or manufacture integrated circuits directly. Instead, we develop and license technologies and processes that we believe offer the designers and manufacturers of integrated circuits a low-cost solution to the industry’s need for greater performance and lower power consumption. Our customers and partners include:

•	foundries, which manufacture integrated circuits on behalf of fabless manufacturers;

•	integrated device manufacturers, or IDMs, which are the fully integrated designers and manufacturers of integrated circuits;

•	fabless semiconductor manufacturers, which are designers of integrated circuits that outsource the manufacture of their chips to foundries;

•	original equipment manufacturers, or OEMs, which manufacture the epitaxial, or EPI, deposition machines used to deposit semiconductor layers, such as the MST film onto the silicon wafer; and

•

electronic design automation companies, which make tools used throughout the industry to simulate the performance of semiconductor products using different materials, design structures and process technologies.

Our commercialization strategy is to generate revenue through licensing arrangements whereby foundries, IDMs and fabless semiconductor manufacturers pay us a license fee for their right to use MST technology in the manufacture of silicon wafers as well as a royalty for each silicon wafer or device that incorporates our MST technology. To date we have generated revenue from (i) a joint development agreement, or JDA, with a leading semiconductor provider that includes license grants and engineering services, (ii) licensing agreements with two IDMs and one fabless manufacturer and (iii) engineering services provided to foundries, IDMs and fabless companies.

We were organized as a Delaware limited liability company under the name Nanovis LLC on November 26, 2001. On March 14, 2007, we converted to a Delaware corporation under the name Mears Technologies, Inc. On January 12, 2016, we changed our name to Atomera Incorporated.

On May 15, 2020, we closed an underwritten public offering of 2,024,000 shares of common stock at a public offering price of $5.00 per share, resulting in approximately $9.4 million of net proceeds to us after deducting underwriting commission and other offering expenses.

On September 2, 2020, we entered into an Equity Distribution Agreement with Craig-Hallum Capital Group LLC, as agent, under which we could offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $25.0 million in an “at-the-market” or ATM offering, to or through the agent. We announce the completion of this offering on January 5, 2021 after 2,221,575 shares had been sold at an average price per share of approximately $11.25, resulting in approximately $24.2 million of net proceeds to us after deducting commissions and other offering expenses.

Results of Operations

Revenues. To date, we have only generated limited revenue from customer engagements through a JDA, integration engineering services and integration license agreements. In the future, we expect to collect increased fees from license agreements, which in some cases may be part of a JDA, and royalties from customer sales of products that incorporate our MST technology. Our JDA includes the grant of an upfront, paid manufacturing license allowing the customer to install the recipe for our MST film into a tool in their fab and to fabricate semiconductor wafers incorporating MST, as well as development milestones that, if achieved, could result in additional revenue to Atomera. However, the JDA does not confer commercial distribution rights. Revenue from the grant of licenses to MST is recognized either at a point in time or over time, depending on the nature of the grant. We have determined that the limited manufacturing license granted to our JDA customer when we delivered the MST recipe was distinct from any obligations to provide other goods or services and was a right to use our intellectual property and therefore recognized revenue at the point in time when the recipe was delivered.

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

Revenue for the three months ended March 31, 2021 and 2020 was approximately $400,000 and $62,000, respectively. Revenue for the first quarter of 2021 consisted of a manufacturing license payment under our JDA.

Cost of Revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to provide integration engineering services. Cost of revenue was approximately $0 and $13,000 for the three months ended March 31, 2021 and 2020, respectively. We anticipate that our cost of revenue will vary substantially depending on the mix of license and engineering services and the nature of license grants, products and/or services delivered in each customer engagement.

Operating Expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended March 31, 2021 and 2020 our operating expenses totaled approximately $4.0 million and $3.7 million, respectively.

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

For the three months ended March 31, 2021 and 2020, we incurred approximately $2.2 million and $2.1 million, respectively, of research and development expense, an increase of approximately $167,000, or 8%. The increase in research and development expense is primarily due to additional headcount offset by a decrease in outsources research and development costs, recruiting and travel.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs for the three months ended March 31, 2021 and 2020 were approximately $1.5 million and $1.4 million, respectively, representing an increase of approximately $68,000, or 5%. The increase in general and administrative expenses is primarily due to higher payroll related expenses and stock-based compensation offset by a decrease in costs related to a warrant modification incurred in the first quarter of 2020 and lower professional fees.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel. Selling and marketing expenses for the three months ended March 31, 2021 and 2020 were approximately $266,000 and $225,000, respectively, representing a decrease of approximately $41,000, or 18%. The increase is primarily related to increases in payroll and related expenses and stock-based compensation, offset by lower travel expenses.

Interest income. Interest income for the three months ended March 31, 2021 and 2020 was approximately $2,000 and $38,000, respectively. Interest income for each period related to interest earned on our cash and cash equivalents and declined as interest rates continued to fall during 2020 and into 2021.

Provision for income taxes. The provision for income taxes for the three months ended March 31, 2021 and 2020 was approximately $14,000 and $0, respectively. Our provision is income taxes due to a foreign country arising from withholding taxes imposed on payments received for revenue.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $3.9 million for the three months ended March 31, 2021 resulted primarily from our net loss of approximately $3.6 million, an increase of approximately $679,000 in prepaids and other assets and a decrease in accrued payroll, partly offset by $731,000 of stock-based compensation.

Net cash used in operating activities of approximately $3.6 million for the three months ended March 31, 2020 resulted primarily from our net loss of approximately $3.6 million.

Net cash used in investing activities of approximately $24,000 for the three months ended March 31, 2021 and approximately $3,000 for the three months ended March 31, 2020 consisted of the purchase of computers, lab tools and leasehold improvements for the remodeled Los Gatos office space.

 Net cash provided by financing activities of approximately $2.8 million for the three months ended March 31, 2021 related to the exercise of approximately 398,000 stock options and net proceeds from our at-the-market offering which began in September 2020 and concluded in January 2021.

Net cash provided by financing activities of approximately $164,000 for the three months ended March 31, 2020 was related to the exercise of approximately 189,000 warrants at an exercise price of $3.75.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of approximately $36.7 million and working capital of approximately $36.4 million. For the three months ended March 31, 2021, we had a net loss of approximately $3.6 million and used approximately $3.9 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies from those included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have not been any changes to our internal controls over financial reporting (as defined by Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended March 31, 2021 that have material affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended February 19, 2021.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q:

Exhibit No.	Description	Method of Filing

10.14+	Employment Agreement dated March 26, 2021 between Sudarsan Srinivasan and the Registrant	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 14, 2021

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

+ indicated management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the on the date indicated.

ATOMERA INCORPORATED.

Date: May 7, 2021	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: May 7, 2021	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

