Form 10-Q
period 2021-06-30
Atomera Inc
filed 2021-08-04
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021.

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of July 30, 2021 was 23,096,018.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$34,341	$37,942
Prepaid expenses and other current assets	659	132
Total current assets	35,000	38,074

Property and equipment, net	206	153
Operating lease right-of-use asset	998	705
Long-term prepaid rent	450	450
Security deposit	14	13

Total assets	$36,668	$39,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$411	$442
Accrued expenses	184	211
Accrued payroll related expenses	322	705
Current operating lease liability	213	90
Total current liabilities	1,130	1,448

Long term operating lease liability	849	602

Total liabilities	1,979	2,050

Commitments and contingencies (see Note 10)	–	–

Stockholders’ equity:
Preferred stock $0.001 par value, authorized 2,500 shares; none issued and outstanding at June 30, 2021 and December 31, 2020	–	–
Common stock: $0.001 par value, authorized 47,500 shares; 23,104 and 22,375 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively;	23	22
Additional paid-in capital	192,152	187,463
Accumulated deficit	(157,486)	(150,140)
Total stockholders’ equity	34,689	37,345

Total liabilities and stockholders’ equity	$36,668	$39,395

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$–	$–	$400	$62
Cost of revenue	–	–	–	(13)
Gross margin	$–	$–	$400	$49

Operating expenses
Research and development	2,069	2,086	4,298	4,148
General and administrative	1,506	1,480	3,019	2,925
Selling and marketing	137	215	403	440
Total operating expenses	3,712	3,781	7,720	7,513

Loss from operations	(3,712)	(3,781)	(7,320)	(7,464)

Other income
Interest income	3	2	5	40
Total other income	3	2	5	40

Net loss before income taxes	(3,709)	(3,779)	(7,315)	(7,424)
Provision for income taxes	17	–	31	–

Net loss	$(3,726)	(3,779)	$(7,346)	(7,424)
Net loss per common share, basic and diluted	$(0.17)	(0.21)	$(0.33)	(0.43)

Weighted average number of common shares outstanding, basic and diluted	22,492	17,975	22,292	17,367

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2021	22,375	$22	$187,463	$(150,140)	$37,345
Stock-based compensation	71	–	731	–	731
At-the-market sale of stock, net of commissions and expenses	14	–	243	–	243
Stock option exercise	398	1	2,514	–	2,515
Warrant Exercise	223	–	–	–	–
Forfeited restricted stock awards	(54)	–	–	–	–
Net loss	–	–	–	(3,620)	(3,620)
Balance March 31, 2021	23,027	$23	$190,951	$(153,760)	$37,214
Stock-based compensation	18	–	847	–	847
Stock option exercise	59	–	354	–	354
Net loss				(3,726)	(3,726)
Balance at June 30, 2021	23,104	$23	$192,152	$(157,486)	$34,689

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2020	17,117	$17	$149,017	$(135,262)	$13,772
Stock-based compensation	420	1	628	–	629
Warrant exercise	189	–	164	–	164
Warrant modification	–	–	139	–	139
Net loss	–	–	–	(3,645)	(3,645)
Balance March 31, 2020	17,726	18	149,948	(138,907)	11,059
Underwritten public offering of common stock, net of commissions and expenses	2,024	2	9,393	–	9,395
Stock option exercise	33	–	137	–	137
Stock-based compensation	–	–	766	–	766
Net loss	–	–	–	(3,779)	(3,779)
Balance June 30, 2020	19,783	$20	$160,244	$(142,686)	$17,578

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,346)	$(7,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	21
Right of use asset amortization	88	72
Stock-based compensation	1,578	1,395
Warrant modification expense	–	139
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(527)	(123)
Long-term prepaid rent	–	(450)
Accounts payable	(31)	271
Accrued expenses	(27)	33
Accrued payroll expenses	(383)	(414)
Lease liability	(12)	(74)
Deferred revenue	–	(37)
Net cash used in operating activities	(6,634)	(6,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(79)	(11)
Net cash used in investing activities	(79)	(11)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from underwritten public offering, net of commission and expenses	–	9,395
Proceeds from at-the-market sale of stock, net of commissions and expenses	243	–
Proceeds from exercise of warrants	–	164
Proceeds from exercise of stock options	2,869	137
Net cash provided by financing activities	3,112	9,696

Net increase (decrease) in cash and cash equivalents	(3,601)	3,094

Cash and cash equivalents at beginning of period	37,942	14,871

Cash and cash equivalents at end of period	$34,341	$17,968

Supplemental information:
Cash paid for interest	$–	$–
Cash paid for taxes	$66	$–

Non-cash investing and financing activities
Exercise of warrants-cashless	$–	$–

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2021 and 2020

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

At June 30, 2021, the Company had cash and cash equivalents of approximately $34.3 million and working capital of approximately $33.9 million. The Company has generated only limited revenues since inception and has incurred recurring operating losses.

The Company’s operating plans for the next 12 months include increased spending on research and development headcount, outsourced fabrication and testing, and sales and marketing expenses to drive customer adoption of the Company’s MST technology. Based on the funds it has available as of the date of the filing of this report, the Company believes that it has sufficient capital to fund its current business plans and obligations over, at least, 12 months from the date that these financial statements have been issued. However, as the Company has generated only limited revenue, it is subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Accordingly, the Company may require additional capital, the receipt of which cannot be assured. In the event the Company requires additional capital, there can be no guarantee that funds will be available on commercially reasonable terms, if at all. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its technology, competing technological and market developments, and the need to enter into collaborations with other companies or acquire technologies to enhance or complement its current offerings. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 19, 2021.

Basis of presentation of unaudited condensed financial information

The unaudited condensed financial statements of the Company for the three and six months ended June 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and its results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020, was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2021. These unaudited condensed financial statements should be read in conjunction with that report.

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

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Primary geographic markets
North America	$–	$–	$–	$62
Asia Pacific	–	–	400	–
Total	$–	$–	$400	$62

Timing of revenue recognition
Products and services transferred at a point in time	$–	$–	$400	$62
Products and services transferred over time	–	–	–	–
Total	$–	$–	$400	$62

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2021	2020
Stock Options	3,033	3,560
Unvested restricted stock	515	782
Warrants	2	566
Total	3,550	4,908

6.	LEASES

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

In March 2021, the Company began leasing 474 square feet of office space in Tempe, Arizona. The new lease is classified as an operating lease with an initial term of two years and an option to extend for an additional three years through February 2026. The lease also contains a performance standard for research collaboration with Arizona State University. The agreement requires a minimum value of collaborative research in each year of the lease. The lease is accounted for under ASC 842 and accordingly, the research payments are included in the ROU and lease liability at the commencement. In March 2021, the Company recorded an ROU and associated lease liability of approximately $238,000. The lease liability is based on the present value of the minimum lease payments, discounted using the Company’s estimated incremental borrowing rate of 5.5% over five years, as the Company expects to lease the through the three-year extension. The lease also contains escalating payments on the anniversary of the original commencement which are included in the measurement of the initial lease liability.

Lease expense for operating leases consists of the lease payments recognized on a straight-line basis over the lease term. The components of operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed lease costs	$62	$26	$114	$53
Variable lease costs	–	14	–	27
Short-term lease costs	11	7	22	17
Total operating lease costs	$73	$47	$136	$97

Future minimum payments under non-cancellable leases as of June 30, 2021 were as follows (in thousands):

For the Year Ended December 31,	Amount
Remaining 2021	$112
2022	239
2023	271
2024	278
2025 & thereafter	305
Total future minimum lease payments	1,205
Less imputed interest	(143)
Total lease liability	$1,062

The following table provides supplemental information and non-cash activity related to the Company’s operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$36	$41	$38	$82
Non-cash activity:
Right-of-use assets obtained in exchange for the lease obligations	$–	$–	$382	$–

In October 2019, the Company entered into an agreement to lease a tool for use in the development of the Company’s technology. The lease is for five 5 years at $150,000 per month. The lease commencement date is anticipated to be in August 2021, at which time the Company will account for the lease under ASC 842. A prepayment of $450,000 was made in the six months ended June 30, 2020, this payment represents the final three payments under the lease and is recorded as a long-term prepaid until the lease commencement, at which time it will be record in accordance with ASC 842.

7.	WARRANTS

A summary of warrant activity for the six months ended June 30, 2021 is as follows (in thousands except per share amounts and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)
Outstanding at January 1, 2021	320	$9.47
Exercised	(318)	$9.38
Outstanding at June 30, 2021	2	$24.81	0.5

The warrants outstanding at June 30, 2021 had an intrinsic value of approximately $9,000 based on a per-share stock price of $21.44 as of June 30, 2021.

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three and six months ended June 30, 2021 and 2020 for stock options and restricted stock granted under the 2017 Plan and the 2007 Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$267	$297	$490	$524
General and administrative	554	430	1,009	799
Selling and Marketing	26	39	79	72
Total	$847	$766	$1,578	$1,395

As June 30, 2021, there was approximately $7.0 million of total unrecognized compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.4 years.

The weighted average grant date fair value per share of the options granted under the Company’s 2017 Plan was $14.78 and $15.36 for the three and six months ended June 30, 2021, respectively. The weighted average grant date fair value per share of the options granted under Company’s 2017 plan was $5.86 and $2.75 for the three and six months ended June 30, 2020, respectively.

The following table summarizes stock option activity during the three months ended June 30, 2021 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices per Share	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2021	3,446	$5.97
Granted	148	$21.86
Exercised	(458)	$6.27
Forfeited	(103)	$4.17
Outstanding at June 30, 2021	3,033	$6.76	6.23	$44,801
Exercisable at June 30, 2021	2,277	$6.47	5.46	$34,170

During the six months ended June 30, 2021, the Company granted options under the 2017 Plan to purchase approximately 148,000 shares of its common stock to its employees. The fair value of these options was approximately $1.8 million at the time of grant.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the six months ended June 30, 2021 (in thousands except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2021	642	$4.43
Granted	89	$21.02
Vested	(162)	$6.67
Forfeited	(54)	$4.81
Outstanding non-vested shares at June 30, 2021	515	$6.56

During the six months ended June 30, 2021 the Company granted approximately 89,000 restricted stock awards under the 2017 Plan to its employees and directors. The fair value of these awards was approximately $1.9 million at the time of grant.

During the six months ended June 30, 2021, approximately 54,000 restricted stock awards were forfeited and reissued under the Company’s equity compensation plan.

9.	PROVISION FOR INCOME TAXES

The Company recorded a provision for income taxes of approximately $17,000 and $31,000 during the three and six months ended June 30, 2021, respectively. The provision is for withholding of income taxes accrued in foreign jurisdictions where we have income. The Company recorded the provision in accordance with ASC 740 using its estimated annual tax rate and applied it to the net loss for the three and six months ended June 30, 2021.

10.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

The Company may be subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of June 30, 2021, or through the date these financial statements have been issued.

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

Revenue for each of the three months ended June 30, 2021 and 2020 was $0. Revenue for the six months ended June 30, 2021 and 2020 was approximately $400,000 and $62,000, respectively.

Cost of Revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to provide integration engineering services. Cost of revenue was $0 for each of the three months ended June 30, 2021 and 2020. Cost of revenue was approximately $0 and $13,000 for the six months ended June 30, 2021 and 2020, respectively. We anticipate that our cost of revenue will vary substantially depending on the mix of integration license and integration engineering services and the nature of products and/or services delivered in each customer engagement.

 Operating Expenses Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended June 30, 2021 and 2020 our operating expenses totaled approximately $3.7 million and $3.8 million, respectively. For the six months ended June 30, 2021 and 2020 our operating expenses totaled approximately $7.7 million and $7.5 million, respectively.

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

 Research and development costs were approximately $2.1 million and for each of the three months ended June 30, 2021 and 2020.

 For the six months ended June 30, 2021 and 2020, we incurred approximately $4.3 million and $4.1 million, respectively, of research and development expense, an increase of approximately $150,000. The increase in research and development expense is primarily due to additional headcount offset by a decrease in outsourced research and development costs.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs were approximately $1.5 million for each of the three months ended June 30, 2021 and 2020.

General and administrative costs for the six months ended June 30, 2021 and 2020 were approximately $3.0 million and $2.9 million, respectively, representing an increase of approximately $94,000. The increase in costs was primarily due to an increase of approximately $113,000 in insurance costs and approximately $209,000 in stock-based compensation, offset by a decrease of approximately $276,000 in professional fees.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel. Selling and marketing expenses for the three months ended June 30, 2021 and 2020 were approximately $137,000 and $215,000, respectively, representing a decrease of approximately $78,000, or 36%. The decrease in costs is primarily related to lower headcount in the three months ended June 30, 2021.

 Selling and marketing expenses for the six months ended June 30, 2021 and 2020 were approximately $403,000 and $440,000, respectively, representing a decrease of approximately $37,000, or 8%. The decrease in costs is primarily related to lower headcount and lower bonus accrual.

Interest income. Interest income for the three months ended June 30, 2021 and 2020 was approximately $3,000 and $2,000, respectively. Interest income for the six months ended June 30, 2021 and 2020 was approximately $5,000 and $40,000, respectively. Interest income for each period related to interest earned on our cash and cash equivalents and declined as interest rates continued to fall during 2020 and into 2021.

Provision for income taxes. The provision for income taxes for the three months ended June 30, 2021 and 2020 was approximately $17,000 and $0, respectively. The provision for income taxes for the six months ended June 30, 2021 and 2020 was approximately $31,000 and $0, respectively. Our provision is income taxes due to a foreign country arising from withholding taxes imposed on payments received for revenue.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $6.6 million for the six months ended June 30, 2021 resulted primarily from our net loss of approximately $7.3 million, an increase of approximately $527,000 in prepaid expenses and other assets and a decrease in accrued payroll expenses of approximately $383,000, offset by approximately $1.6 million of stock-based compensation.

Net cash used in operating activities of approximately $6.6 million for the six months ended June 30, 2020 resulted primarily from our net loss of approximately $7.4 million adjusted by approximately $1.4 million in stock-based compensation expense offset by increase of approximately $573,000 in prepaids and other assets.

Net cash used in investing activities of approximately $79,000 for the six months ended June 30, 2021 and approximately $11,000 for the six months ended June 30, 2020 consisted of the purchase of computers, lab tools and leasehold improvements for the remodeled Los Gatos office space and new Tempe office space.

 Net cash provided by financing activities of approximately $3.1 million for the six months ended June 30, 2021 related to the exercise of approximately 458,000 stock options and net proceeds from our at-the-market offering which began in September 2020 and concluded in January 2021.

Net cash provided by financing activities of approximately $9.7 million for the six months ended June 30, 2020 was primarily related to the net proceeds from our underwritten public offering in May 2020 and the exercise of approximately 189,000 warrants and approximately 33,000 stock options during this six-month period.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of approximately $34.3 million and working capital of approximately $33.9 million. For the six months ended June 30, 2021, we had a net loss of approximately $7.3 million and used approximately $6.6 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have not been any changes to our internal controls over financial reporting (as defined by Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended June 30, 2021 that have material affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended February 19, 2021.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q:

Exhibit No.	Description	Method of Filing

10.14+	Employment Agreement dated March 26, 2021 between Sudarsan Srinivasan and the Registrant	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 14, 2021

10.15+	Employment Agreement dated May 24, 2021 between Jeffrey Lewis and the Registrant	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 3, 2021

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

+ indicated management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the on the date indicated.

ATOMERA INCORPORATED.

Date: August 4, 2021	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: August 4, 2021	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

