Form 10-Q
period 2021-09-30
Atomera Inc
filed 2021-11-01
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021.

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of October 27, 2021 was 23,157,878.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$31,789	$37,942
Prepaid expenses and other current assets	429	132
Total current assets	32,218	38,074

Property and equipment, net	208	153
Operating lease right-of-use asset	950	705
Financing lease right-of-use asset	6,170	–
Long-term prepaid rent	–	450
Long-term prepaid maintenance and supplies	91	–
Security deposit	14	13

Total assets	$39,651	$39,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$321	$442
Accrued expenses	315	211
Accrued payroll related expenses	434	705
Current operating lease liability	214	90
Current financing lease liability	1,621	–
Total current liabilities	2,905	1,448

Long-term operating lease liability	809	602
Long-term financing lease liability	4,455	–

Total liabilities	8,169	2,050

Commitments and contingencies (see Note 10)	–	–

Stockholders’ equity:
Preferred stock $0.001 par value, authorized 2,500 shares; none issued and outstanding at September 30, 2021 and December 31, 2020	–	–
Common stock: $0.001 par value, authorized 47,500 shares; 23,145 and 22,375 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively;	23	22
Additional paid-in capital	193,148	187,463
Accumulated deficit	(161,689)	(150,140)
Total stockholders’ equity	31,482	37,345

Total liabilities and stockholders’ equity	$39,651	$39,395

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$–	$–	$400	$62
Cost of revenue	–	–	–	(13)
Gross margin	$–	$–	$400	$49

Operating expenses
Research and development	2,232	2,049	6,530	6,197
General and administrative	1,637	1,322	4,656	4,247
Selling and marketing	267	208	670	648
Total operating expenses	4,136	3,579	11,856	11,092

Loss from operations	(4,136)	(3,579)	(11,456)	(11,043)

Other income (expense)
Interest income	2	1	7	41
Interest expense	(52)	–	(52)	–
Total other income (expense), net	(50)	1	(45)	41

Net loss before income taxes	(4,186)	(3,578)	(11,501)	(11,002)
Provision for income taxes	17	–	48	–

Net loss	$(4,203)	(3,578)	$(11,549)	(11,002)
Net loss per common share, basic and diluted	$(0.19)	(0.19)	$(0.52)	(0.61)

Weighted average number of common shares outstanding, basic and diluted	22,629	19,337	22,405	18,028

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2021	22,375	$22	$187,463	$(150,140)	$37,345
Stock-based compensation	71	–	731	–	731
At-the-market sale of stock, net of commissions and expenses	14	–	243	–	243
Stock option exercise	398	1	2,514	–	2,515
Warrant Exercise	223	–	–	–	–
Forfeited restricted stock awards	(54)	–	–	–	–
Net loss	–	–	–	(3,620)	(3,620)
Balance March 31, 2021	23,027	$23	$190,951	$(153,760)	$37,214
Stock-based compensation	18	–	847	–	847
Stock option exercise	59	–	354	–	354
Net loss	–	–	–	(3,726)	(3,726)
Balance at June 30, 2021	23,104	$23	$192,152	$(157,486)	$34,689
Stock option exercise	49	–	240	–	240
Stock-based compensation	–	–	756	–	756
Forfeited restricted stock awards	(8)	–	–	–	–
Net loss	–	–	–	(4,203)	(4,203)
Balance at September 30, 2021	23,145	$23	$193,148	$(161,689)	$31,482

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2020	17,117	$17	$149,017	$(135,262)	$13,772
Stock-based compensation	420	1	628	–	629
Warrant exercise	189	–	164	–	164
Warrant modification	–	–	139	–	139
Net loss	–	–	–	(3,645)	(3,645)
Balance March 31, 2020	17,726	$18	$149,948	$(138,907)	$11,059
Underwritten public offering of common stock, net of commissions and expenses	2,024	2	9,393	–	9,395
Stock option exercise	33	–	137	–	137
Stock-based compensation	43	–	766	–	766
Net loss	–	–	–	(3,779)	(3,779)
Balance June 30, 2020	19,826	$20	$160,244	$(142,686)	$17,578
At-the-market sale of stock, net of commissions and expenses	846	1	8,519	–	8,520
Stock option exercise	103	–	645	–	645
Stock-based compensation	–	–	829	–	829
Warrant exercise	196	–	738	–	738
Net loss	–	–	–	(3,578)	(3,578)
Balance September 30, 2020	20,971	$21	$170,975	$(146,264)	$24,732

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(11,549)	$(11,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47	32
Operating lease right of use asset amortization	136	107
Financing lease right of use asset amortization	211	–
Stock-based compensation	2,334	2,224
Warrant modification expense	–	139
Non cash interest expense	52	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(297)	(49)
Long-term prepaid rent	–	(450)
Accounts payable	(121)	248
Accrued expenses	104	89
Accrued payroll expenses	(271)	(308)
Operating lease liability	(50)	(110)
Deferred revenue	–	(37)
Net cash used in operating activities	(9,404)	(9,117)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(102)	(56)
Net cash used in investing activities	(102)	(56)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from underwritten public offering, net of commission and expenses	–	9,395
Proceeds from at-the-market sale of stock, net of commissions and expenses	243	8,520
Proceeds from exercise of warrants	–	902
Proceeds from exercise of stock options	3,110	782
Net cash provided by financing activities	3,353	19,599

Net increase (decrease) in cash and cash equivalents	(6,153)	10,426

Cash and cash equivalents at beginning of period	37,942	14,871

Cash and cash equivalents at end of period	$31,789	$25,297

Supplemental information:
Cash paid for interest	$–	$–
Cash paid for taxes	$66	$–

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2021 and 2020

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

At September 30, 2021, the Company had cash and cash equivalents of approximately $31.8 million and working capital of approximately $29.3 million. The Company has generated only limited revenues since inception and has incurred recurring operating losses.

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

Basis of presentation of unaudited condensed financial information

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and its results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020, was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2021. These unaudited condensed financial statements should be read in conjunction with that report.

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

Recent accounting standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. This guidance is effective as of January 1, 2022 (Early adoption is permitted effective January 1, 2021). The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure.

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

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Primary geographic markets
North America	$–	$–	$–	$62
Asia Pacific	–	–	400	–
Total	$–	$–	$400	$62

Timing of revenue recognition
Products and services transferred at a point in time	$–	$–	$400	$62
Products and services transferred over time	–	–	–	–
Total	$–	$–	$400	$62

Unbilled contracts receivable and deferred revenue

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2021	2020
Stock Options	2,975	3,463
Unvested restricted stock	452	716
Warrants	1	369
Total	3,428	4,548

6.	LEASES

The Company leases corporate office space in Los Gatos, California. In August 2020, the Company and its landlord amended the lease for this office. This amendment extends the expiration date of the operating lease from January 2021 to January 2026 and increases the space from 3,396 square feet to 4,101 square feet. Under ASC 842, the lease amendment was treated as a separate lease for the new space and a modification of the lease for the original space. An additional right-of-use (“ROU”) asset and lease liability of approximately $681,000 were recorded at the time of the amendment. In January 2021 the additional space became available for use, and the Company recorded an additional ROU asset and corresponding liability of approximately $144,000. The lease liability is based on the present value of the minimum lease payments, discounted using the Company’s estimated incremental borrowing rate of 5.5%. The lease contains escalating payments on the anniversary of the original commencement which are included in the measurement of the initial lease liability. Additional payments based on a change in the Company’s share of the operating expenses, including property taxes and insurance, are recorded as a period expense when incurred.

In March 2021, the Company began leasing 474 square feet of office space in Tempe, Arizona. The new lease is classified as an operating lease with an initial term of two years and an option to extend for an additional three years through February 2026. The lease also contains a performance standard for research collaboration with Arizona State University. The agreement requires a minimum value of collaborative research in each year of the lease. The lease is accounted for under ASC 842 and accordingly, the research payments are included in the ROU and lease liability at the commencement. In March 2021, the Company recorded an ROU and associated lease liability of approximately $238,000. The lease liability is based on the present value of the minimum lease payments, discounted using the Company’s estimated incremental borrowing rate of 5.25% over five years, as the Company expects to lease the space through the three-year extension. The lease also contains escalating payments on the anniversary of the original commencement which are included in the measurement of the initial lease liability.

In October 2019, the Company entered into an agreement to lease a tool for use in the development of the Company’s technology. The lease is for five 5 years at $150,000 per month and commenced on August 1, 2021. A prepayment of $450,000 was made in the nine months ended September 30, 2020 which represents the final three monthly payments under the lease and was recorded as a long-term prepaid until the lease commencement. At commencement, the Company recorded an ROU asset of approximately $6.4 million and a corresponding lease liability of approximately $6.0 million. The lease was classified as a financing lease and accordingly, amortization is recorded as a research and development expense in the Company’s condensed statement of operations. Interest expense is also recorded and included in other income or expense in the Company’s condensed statement of operations. The lease liability is based on the present value of the minimum lease payments, discounted using the Company’s estimated incremental borrowing rate of 5.25% at the time of commencement. The lease payment of $150,000 per month includes approximately $30,000 in supplies and maintenance that is recorded as an operating expense and is not included in the valuation of the lease liability. The Company elected to exclude these costs from the asset and related lease liability valuation for this class of assets. These costs will be expensed as operating expenses in the period incurred.

Lease expense for operating leases consists of the lease payments recognized on a straight-line basis over the lease term. Expenses for financing leases consists of the amortization expenses recognized on a straight-line basis over the lease term and interest expense. The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Financing lease costs:
Amortization of ROU Assets	$211	$–	$211	$–
Interest on lease liabilities	52	–	52	–
Operating lease costs
Fixed lease costs	63	30	177	83
Variable lease costs	–	9	–	36
Short-term lease costs	10	11	32	28
Total operating lease costs	$336	$50	$472	$147

Future minimum payments under non-cancellable leases as of September 30, 2021 were as follows (in thousands):

For the Year Ended December 31,	Financing leases	Operating leases
Remaining 2021	$597	$60
2022	1,436	239
2023	1,436	271
2024	1,436	278
2025 & thereafter	1,914	305
Total future minimum lease payments	6,819	1,153
Less imputed interest	(743)	(130)
Total lease liability	$6,076	$1,023

The following table provides supplemental information and non-cash activity related to the Company’s operating and financing leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$52	$41	$90	$123
Cash paid for amounts included in the measurement of financing lease liabilities	–	–	–	–
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$–	$681	$382	$681
Right-of-use assets obtained in exchange for financing lease obligations	$6,383	$–	$6,383	$–

The weighted average remaining discount rate is 5.25% for the Company’s operating and financing leases. The weighted average remaining lease term is 4.4 years for operating leases and 4.8 years for financing leases.

7.	WARRANTS

A summary of warrant activity for the nine months ended September 30, 2021 is as follows (in thousands except per share amounts and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)
Outstanding at January 1, 2021	320	$9.47
Exercised	(318)	$9.38
Expired	(1)	$9.38
Outstanding at September 30, 2021	1	$33.75	0.5

The warrants outstanding at September 30, 2021 had an intrinsic value of $0 based on a per-share stock price of $23.09 as of September 30, 2021.

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three and nine months ended September 30, 2021 and 2020 for stock options and restricted stock granted under the 2017 Plan and the 2007 Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$267	$319	$757	$843
General and administrative	442	470	1,451	1,269
Selling and Marketing	47	40	126	112
Total	$756	$829	$2,334	$2,224

As September 30, 2021, there was approximately $6.1 million of total unrecognized compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.3 years.

The weighted average grant date fair value per share of the options granted under the Company’s 2017 Plan was $13.77 and $15.29 for the three and nine months ended September 30, 2021, respectively. The weighted average grant date fair value per share of the options granted under Company’s 2017 plan was $7.64 and $2.80 for the three and nine months ended September 30, 2020, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2021 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices per Share	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2021	3,446	$5.97
Granted	153	$21.77
Exercised	(506)	$6.14
Forfeited	(118)	$4.50
Outstanding at September 30, 2021	2,975	$6.81	6.03	$48,544
Exercisable at September 30, 2021	2,310	$6.47	5.36	$38,471

During the nine months ended September 30, 2021, the Company granted options under the 2017 Plan to purchase approximately 153,000 shares of its common stock to its employees. The fair value of these options was approximately $2.3 million at the time of grant.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the nine months ended September 30, 2021 (in thousands except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2021	642	$4.43
Granted	89	$21.02
Vested	(216)	$6.39
Forfeited	(63)	$5.69
Outstanding non-vested shares at September 30, 2021	452	$6.58

During the nine months ended September 30, 2021 the Company granted approximately 89,000 restricted stock awards under the 2017 Plan to its employees and directors. The fair value of these awards was approximately $1.9 million at the time of grant.

During the nine months ended September 30, 2021, approximately 63,000 restricted stock awards were forfeited and reissued under the Company’s equity compensation plan.

9.	PROVISION FOR INCOME TAXES

The Company recorded a provision for income taxes of approximately $17,000 and $48,000 during the three and nine months ended September 30, 2021, respectively. The provision is for withholding of income taxes accrued in foreign jurisdictions where we have income. The Company recorded the provision in accordance with ASC 740 using its estimated annual tax rate and applied it to the net loss for the three and nine months ended September 30, 2021.

10.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

The Company may be subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of September 30, 2021, or through the date these financial statements have been issued.

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

Overview

We are engaged in the business of developing, commercializing and licensing proprietary materials, processes and technologies for the $450+ billion semiconductor industry. Our lead technology, named Mears Silicon TechnologyTM, or MST®, is a thin film of reengineered silicon, typically 100 to 300 angstroms (or approximately 20 to 60 silicon atomic unit cells) thick. MST can be applied as a transistor channel enhancement to CMOS-type transistors, the most widely used transistor type in the semiconductor industry. MST is our proprietary and patent-protected performance enhancement technology that we believe addresses a number of key engineering challenges facing the semiconductor industry. We believe that by incorporating MST, transistors can be made smaller, with increased speed, reliability and energy efficiency. In addition, since MST is an additive and low-cost technology, we believe it can be deployed on an industrial scale, with equipment commonly used in semiconductor manufacturing. We believe that MST can improve existing products due to the physical properties of the film and can also enable customers to design products with performance, power and scaling characteristics that are not possible using their current process technologies. We believe that MST can be incorporated into a wide range of the most common types of semiconductor products, including analog, logic, optical and memory integrated circuits.

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

On September 2, 2020, we entered into an Equity Distribution Agreement with Craig-Hallum Capital Group LLC, as agent, under which we could offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $25.0 million in an “at-the-market” or ATM offering, to or through the agent. We announced the completion of this offering on January 5, 2021 after 2,221,575 shares had been sold at an average price per share of approximately $11.25, resulting in approximately $24.2 million of net proceeds to us after deducting commissions and other offering expenses.

Results of Operations

Revenues. To date, we have only generated limited revenue from customer engagements through a JDA, integration engineering services and integration license agreements. In the future, we expect to collect increased fees from license agreements, which in some cases may be part of a JDA, and royalties from customer sales of products that incorporate our MST technology. Our JDA includes the grant of an upfront, paid manufacturing license allowing the customer to install the recipe for our MST film into a tool in their fab and to fabricate semiconductor wafers incorporating MST, as well as development milestones that, if achieved, could result in additional revenue to Atomera. However, the JDA does not confer commercial distribution rights. Revenue from the grant of licenses to MST is recognized either at a point in time or over time, depending on the nature of the grant. We have determined that the limited manufacturing license granted to our JDA customer when we delivered the MST recipe was distinct from any obligations to provide other goods or services and was a right to use our intellectual property and therefore recognized revenue at the point in time when we delivered the recipe.

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

Revenue for each of the three months ended September 30, 2021 and 2020 was $0. Revenue for the nine months ended September 30, 2021 and 2020 was approximately $400,000 and $62,000, respectively.

Cost of Revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to provide integration engineering services. Cost of revenue was $0 for each of the three months ended September 30, 2021 and 2020. Cost of revenue was approximately $0 and $13,000 for the nine months ended September 30, 2021 and 2020, respectively. We anticipate that our cost of revenue will vary substantially depending on the mix of integration license and integration engineering services and the nature of products and/or services delivered in each customer engagement.

Operating Expenses Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended September 30, 2021 and 2020 our operating expenses totaled approximately $4.1 million and $3.6 million, respectively. For the nine months ended September 30, 2021 and 2020, our operating expenses totaled approximately $11.9 million and $11.1 million, respectively.

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

 Research and development costs were approximately $2.2 and $2.0 million for the three months ended September 30, 2021 and 2020, respectively representing an increase of approximately $183,000, or 9%. This increase in primarily due to our new tool lease that began in August 2021.

 For the nine months ended September 30, 2021 and 2020, we incurred approximately $6.5 million and $6.2 million, respectively, of research and development expense, an increase of approximately $333,000 or 5%. The increase in research and development expense is primarily due to additional headcount and the new tool lease, offset by a decrease in outsourced research and development costs.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs were approximately $1.6 and $1.3 million for the three months ended September 30, 2021 and 2020, respectively. The increase of approximately $315,000, or 24% is primarily due to increases in patent-related legal fees and higher insurance costs.

General and administrative costs for the nine months ended September 30, 2021 and 2020 were approximately $4.7 million and $4.2 million, respectively, representing an increase of approximately $409,000, or 10%. The increase in costs was primarily due to increases of approximately $214,000 in insurance costs, approximately $90,000 in rent costs and approximately $182,000 in stock-based compensation, offset in part by a decrease of approximately $111,000 in professional fees.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel. Selling and marketing expenses for the three months ended September 30, 2021 and 2020 were approximately $267,000 and $208,000, respectively, representing an increase of approximately $59,000, or 28%. The increase in costs is primarily related to increased spending in new marketing initiatives.

 Selling and marketing expenses for the nine months ended September 30, 2021 and 2020 were approximately $670,000 and $648,000, respectively, representing an increase of approximately $22,000, or 3%. The increase in costs is primarily related to increased spending in new marketing initiatives offset by lower payroll and related expenses.

 Interest income. Interest income for the three months ended September 30, 2021 and 2020 was approximately $2,000 and $1,000, respectively. Interest income for the nine months ended September 30, 2021 and 2020 was approximately $7,000 and $41,000, respectively. Interest income for each period related to interest earned on our cash and cash equivalents. The decrease in interest income was due to the fall in interest rates during 2020 and into 2021.

Interest expense. Interest expense for the three and nine months ended September 30, 2021 and 2021 was approximately $52,000 for each period. There was no interest expense recorded for the three and nine months ended September 30, 2020. Interest expense is related to the new tool financing lease entered into in August 2021.

Provision for income taxes. The provision for income taxes for the three months ended September 30, 2021 and 2020 was approximately $17,000 and $0, respectively. The provision for income taxes for the nine months ended September 30, 2021 and 2020 was approximately $48,000 and $0, respectively. Our provision is for income taxes due to a foreign country arising from withholding taxes imposed on payments received for revenue.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $9.4 million for the nine months ended September 30, 2021 resulted primarily from our net loss of approximately $11.5 million and an increase of approximately $297,000 in prepaid expenses and other assets, offset by approximately $2.3 million of stock-based compensation.

Net cash used in operating activities of approximately $9.1 million for the nine months ended September 30, 2020 resulted primarily from our net loss of approximately $11.0 million adjusted by approximately $2.2 million in stock-based compensation expense, offset by an increase of approximately $499,000 in prepaids and other assets.

Net cash used in investing activities of approximately $102,000 for the nine months ended September 30, 2021 and approximately $56,000 for the nine months ended September 30, 2020 consisted of the purchase of computers, lab tools and leasehold improvements for the remodeled Los Gatos office space and new Tempe office space.

 Net cash provided by financing activities of approximately $3.4 million for the nine months ended September 30, 2021 related to the exercise of approximately 506,000 stock options and net proceeds from our at-the-market offering which began in September 2020 and concluded in January 2021.

Net cash provided by financing activities of approximately $19.6 million for the nine months ended September 30, 2020 was primarily related to the net proceeds from our underwritten public offering in May 2020, proceeds from our ATM program in September 2020 and the exercise of approximately 386,000 warrants and approximately 136,000 stock options during this nine month period.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of approximately $31.8 million and working capital of approximately $29.3 million. For the nine months ended September 30, 2021, we had a net loss of approximately $11.5 million and used approximately $9.4 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have not been any changes to our internal controls over financial reporting (as defined by Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended September 30, 2021 that have material affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.

Item 5. Other Information

(b)       On October 21, 2021, our Board of Directors, or Board, approved and adopted our First Amended and Restated Bylaws, or Amended Bylaws, of the Corporation. Among the changes in the Amended Bylaws is an advance notice requirement for any stockholder nominations or business at an annual or special meeting of stockholders, set forth in Section 1.13 of the Amended Bylaws.

Pursuant to Section 1.13 of our Amended Bylaws, if you wish to bring a proposal before the stockholders or nominate a director at our 2022 annual meeting of stockholders, but you are not requesting that your proposal or nomination be included in next year’s proxy materials, you must deliver such proposal or nomination to our President or our principal executive officer at our principal place of business, in writing, not later than the close of business on February 5, 2022 nor earlier than the close of business on January 6, 2022. However, if our 2022 annual meeting of stockholders is not held between April 6, 2022 and June 5, 2022, to be timely, notice by the stockholder must be received no earlier than the close of business on the 120th day prior to the 2022 annual meeting of stockholders and not later than the close of business on the later of the 90th day prior to the 2022 annual meeting of stockholders or the 10th day following the day on which public announcement of the date of the 2022 annual meeting of stockholders is first made. You are also advised to review our Amended Bylaws, which contain additional requirements about advance notice of stockholder proposals and director nominations.

The person presiding over our 2022 annual meeting of stockholders may determine, if the facts warrant, that a proposal or nomination has not been properly brought before the meeting and, therefore, may not be considered at the meeting. In addition, the proxy solicited by the Board for the 2022 annual meeting of stockholders will confer discretionary voting authority with respect to (i) any proposal presented by a stockholder at that meeting for which we have not been provided with timely notice and (ii) any proposal made in accordance with our Amended Bylaws, if the 2022 annual meeting proxy statement briefly describes the matter and how management’s proxy holders intend to vote on it, and if the stockholder does not comply with the requirements of Rule 14a-4(c)(2) promulgated under the Securities Exchange Act of 1934.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q:

Exhibit No.	Description	Method of filing

3.1	First Amendment and Restated Bylaws of Atomera Incorporated	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on October 27, 2021

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the on the date indicated.

ATOMERA INCORPORATED.

Date: November 1, 2021	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: November 1, 2021	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

