Form 10-K
period 2021-12-31
Atomera Inc
filed 2022-02-15
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
Emerging Growth Company ☐

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

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $471,479,900. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock (as determined based on public filings) have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 9, 2022, there were 23,230,640 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2021. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ATOMERA INCORPORATED

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are intended to be covered by the “safe harbor” created by those sections. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “should,” “ongoing,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future financial and operating results;

•	our intentions, expectations and beliefs regarding anticipated growth, technology adoption, market penetration and trends in our business;

•	the timing and success of our plan of commercialization;

•	our ability to operate our license and royalty-based business model;

•	the effects of market conditions on our stock price and operating results;

•	our ability to maintain our competitive technological advantages against competitors in our industry;

•	the impact of the ongoing COVID-19 pandemic on our and our customers’ operations and financial condition;

•	our ability to have our technology solutions gain market acceptance;

•	our ability to maintain, protect and enhance our intellectual property;

•	the effects of increased competition in our market and our ability to compete effectively;

•	costs associated with initiating and defending intellectual property infringement and other claims;

•	our expectations concerning our relationships with potential customers, partners and other third parties;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies or technologies; and

•	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company.

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

ii

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

iii

PART I

Item 1.	Business

Company Overview

We are engaged in the business of developing, commercializing and licensing proprietary materials, processes and technologies for the $550+ billion semiconductor industry. Our lead technology, named Mears Silicon TechnologyTM, or MST®, is a thin film of reengineered silicon, typically 100 to 300 angstroms (or approximately 20 to 60 silicon atomic unit cells) thick. MST can be applied as a transistor channel enhancement to CMOS-type transistors, the most widely used transistor type in the semiconductor industry. MST is our proprietary and patent-protected performance enhancement technology that we believe addresses a number of key engineering challenges facing the semiconductor industry. We believe that by incorporating MST, transistors can be smaller, with increased speed, reliability and energy efficiency. MST is an additive and low-cost technology that we believe semiconductor manufacturers can deploy on an industrial scale, with equipment commonly used in their facilities. We believe that MST can improve existing products due to the physical properties of the film and can also enable customers to design products with performance, power and scaling characteristics that are not possible using their current process technologies. We believe that MST can be widely incorporated into the most common types of semiconductor products, including analog, logic, optical and memory integrated circuits.

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

We currently generate revenue through licensing arrangements whereby our customers initially pay us a fee for an integration license that provides them the right to use MST technology in the manufacture of silicon wafers for internal testing and sampling. Our goal is for each integration license to be the first of a three-stage licensing process with the customer, with the first integration stage to be followed by one or more agreements granting them manufacturing and distribution licenses. Out manufacturing license grants our customer rights to manufacture MST-enabled products for internal use only and the grant typically occurs when we deliver our MST film recipe to the customer. A distribution license grants the customer the rights to manufacture and sell products utilizing MST. We expect that agreements granting manufacturing and distribution licenses will provide for substantially larger upfront license fee payments than the integration licenses, and distribution agreements will require licensees to make royalty payments to us based on the number and sales price of MST-enabled products they sell to their customers. We also generate revenue through engineering services provided to customers during their evaluation of MST technology. In December 2020, we released MSTcad which enables customers to simulate the effects of MST on their products using Synopsys, Inc.’s technology computer-aided design, or TCAD, software.

Starting in 2019, we began to develop deeper relationships with several large potential customers who were evaluating MST across multiple manufacturing processes and product lines. Accordingly, we have begun proposing an engagement format called a joint development agreement, or JDA, to certain customers. We expect that JDAs will be customized to a particular customer’s goals but that generally they will include development, technology transfer, manufacturing and licensing components.

In January 2021, we entered into a JDA with a leading semiconductor provider for integration of our MST technology into their manufacturing process. The JDA includes the grant of an upfront, paid manufacturing license that allows the customer to install the recipe for our MST film into a tool in their fab and to fabricate semiconductor wafers incorporating MST for internal use. This JDA also includes development milestones that, if achieved, would result in additional revenue to Atomera. In February 2022, we successfully achieved all these development milestones which entitles us to additional revenue. Although this JDA does not confer commercial distribution rights, we believe that successful achievement of the JDA milestones is a significant step toward commercialization, as it should facilitate progress toward integrating MST into one or more of our customer’s multiple production lines and thus provide opportunities for additional license revenues and potential royalty streams.

In September and October 2018, respectively, we entered into separate integration license agreements with Asahi Kasei Microdevices, or AKM, and STMicroelectronics, or ST, both of which are leading IDMs. In October 2019, we entered into an integration license agreement with a leading fabless RF semiconductor provider. In February 2022, we entered into an integration license agreement with a semiconductor foundry. Under the integration license agreements, these customers have paid us for the right to evaluate MST technology, which is integrated onto their semiconductor wafers. We deposit MST onto the customers’ wafers and the customer has the right under the license agreement to complete the manufacturing process, which enables them to evaluate our technology and to provide limited samples to their customers. These agreements do not grant our customers the right to deposit MST at their site or to sell products incorporating MST.

To date, initial application of our MST technology has been for power devices, RFSOI devices and advanced CMOS integrated circuits. CMOS integrated circuits are the most widely used type of integrated circuits in the semiconductor industry. As applied to CMOS-type transistors, MST functions as a transistor channel enhancement. We believe MST has the potential to overcome the key challenges found in the implementation of next generation nano-scale semiconductor devices incorporating CMOS type transistors, namely enhancing drive current, reducing gate leakage and reducing variability. In addition, we believe that MST has the potential to deliver these benefits through a single technology that requires relatively minor modifications to the industry-standard CMOS manufacturing flow. Consequently, we believe that by incorporating MST, designers can make transistors with increased speed, reliability and energy efficiency, without significantly altering the current fabrication process or cost of production.

We were organized as a Delaware limited liability company under the name Nanovis LLC on November 26, 2001. On March 13, 2007, we converted to a Delaware corporation under the name Mears Technologies, Inc. On January 12, 2016, we changed our name to Atomera Incorporated. Shares of our common stock are listed on the NASDAQ Capital Market under the symbol “ATOM”.

Industry Overview

Semiconductors, Generally

Recent years have seen a remarkable proliferation of consumer and commercial products, especially in wireless, automotive and high-speed devices. Cloud computing and artificial intelligence technologies have provided people with new ways to create, store and share information. At the same time, the increasing use of electronics in cars, buildings, appliances and other consumer products is creating a broad landscape of “smart” devices such as wearable technologies and The Internet of Things. These trends in both enterprise and consumer applications are driving increasing demand for integrated circuits and systems with greater functionality and performance, reduced size, and much less power consumption as key requirements. During 2020 and 2021, the global COVID-19 pandemic accelerated trends toward remote work, cloud computing and mobile devices. These trends coincided with the rollout of 5G cellular networks and 5G-enabled devices, growing popularity of augmented and virtual reality technologies and the growth in popularity of cryptocurrencies, all of which require high levels of processing power.

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

Until recently, the industry succeeded at maintaining the rate of improvement predicted by Moore’s Law by scaling the key transistor parameters, such as shrinking feature sizes and reducing operating voltages, thereby allowing more transistors to be packed onto a single microchip. This trend was facilitated in large part by the development of CMOS technologies. However, a discontinuity in the rate of improvement delivered by scaling appeared when transistor technology reached feature sizes below 100 nanometers. The industry responded with advanced materials to supplement the ongoing geometry shrinks. Some of those materials advances included strained silicon, Silicon-on-Insulator and High-K/Metal Gate. Semiconductor makers also attempted to obtain performance improvements through more exotic design architectures which frequently required material innovations to support their manufacturability and reliability.

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

While specialization has enabled greater development and manufacturing efficiency, it has also created an opportunity for licensing companies, such as Atomera, that develop and license technology to meet fundamental, industry-wide challenges. These intellectual property companies have been able to gain broad adoption of their technology throughout the industry by working with companies within the semiconductor supply chain to evaluate and integrate their technology. Manufacturers and designers of semiconductors increasingly find it more cost-effective to license technologies from IP-based companies than to develop processes internally that are not their core competence. We believe this collaboration and integration of externally-developed IP benefits semiconductor companies by enabling them to bring new technology to market faster and more cost-effectively.

Applications of Mears Silicon Technology

The initial applications of MST are for power devices, RFSOI devices and advanced CMOS integrated circuits. In November 2021 we announced the release of MST-SP, which is a type of MST-enabled power device that offers what we believe to be industry-leading on-resistance (also referred to as Rsp) and reduced footprint (enabling smaller devices). We believe that the MST-SP devices will have immediate application in power management integrated circuits (or PMICs) which are pervasive in hand-held, battery-powered devices and elsewhere. We also believe that insertion of MST can provide higher current and improved control of dopants, leading to improved device scaling.

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

As illustrated by the accompanying diagram, MST is a “silicon-on-silicon” solution that provides multiple potential benefits through a relatively simple modification to the standard CMOS manufacturing flow. MST improvements are delivered through our proprietary and patent-protected approach that is based on the quantum mechanics of modern deep sub-micron devices. The MST film allows carriers (electrons and holes) to flow more freely in the plane of the transistor, thereby enhancing drive current, while reducing carrier flow or “leakage” in the transverse direction. Our MST film can also create more controlled doping profiles, which allow dopants to be held in the desired locations, thereby enabling optimized device designs, lower variability and improved production yield.

We believe the enhancements enabled by MST, as demonstrated in simulations and on our own and our customers’ test chips, are approximately equivalent to the enhancements enabled by one-half to a full node of improvement and, therefore, can extend the productive life of capital equipment and wafer fabrication facilities. The extent of MST-enabled enhancement depends on the device technology and application. We believe that MST compares favorably to other alternatives for enhancing performance of CMOS-type transistors as follows:

•	Strained Silicon and Silicon-on-Insulator, or SOI: Unlike strained silicon or SOI, we believe that MST delivers multiple benefits in a single film in a cost-effective manner, including enhanced transistor drive current, reduced leakage, and reduced variability. Also, strained silicon tends to lose much of its effectiveness below 45nm, constraining its scalability, while our results to date indicate that the MST thin-film approach is scalable to the leading-edge nodes used for three-dimensional transistor devices using FinFET and “gate-all-around” structures. Based on our own research and development and third-party evaluations, we believe that MST can deliver improved cost-benefit performance, in most cases in an additive manner, compared to already successful strain technologies, such as dual stress liners and SiGe. Work with our foundry partners and fabless licensee shows potential for additive improvements on specialized SOI wafers used to manufacture radio frequency, or RF, devices, which are also referred to as RFSOI wafers.

•	High-K/Metal Gate, or HKMG: Unlike HKMG, MST is silicon-based. As a “silicon-on-silicon” solution, MST does not require new materials or equipment, which in our opinion makes it much easier and less costly to adopt than HKMG for devices not requiring ultrathin gate dielectrics. For devices with HKMG, lab tests and simulations indicate that MST benefits transistor performance and variability in a similar manner to the benefits observed in non-HKMG devices. Testing conducted with our university research partners indicates that MST has the potential to provide additive performance benefits in devices using HKMG.

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

Development Partnerships

TSI Semiconductors. Since 2016 we have worked under a Master R&D Services Agreement with TSI Technology Development & Commercialization Services LLC (or TSI). Under this agreement, TSI provides us with engineering services in their semiconductor manufacturing facility in California. By running tests in TSI's facility, which we utilize to run tests on a contract basis, we are able to build and test devices that incorporate MST much more quickly than when we test in our potential customers' facilities. We believe this arrangement enables faster product development, test, and integration, and should accelerate our time to market.

Synopsys. Since 2017 we have worked in collaboration with Synopsys, Inc., a provider of the most broadly used TCAD simulation software in the semiconductor industry. As a result of our collaboration, Synopsys’ software now supports modeling of MST, which enables semiconductor manufacturers and designers to model the interaction of MST with other process steps. In December 2020, we announced availability of our MSTcadTM v1.0 software which runs on Synopsys’ Sentaurus TCAD software and enables semiconductor engineers to simulate the benefits of integrating MST in a variety of devices. We believe these capabilities are helping us focus integration efforts for potential customers more quickly on those areas most likely to deliver benefits, thus shortening test cycles and, we believe, accelerating the time to a license decision. In the last two years, semiconductor fabs have generally been running at high capacity to keep up with industry supply shortages which has made it challenging for us to run wafers through our customers’ fabrication lines. MSTcad has been increasingly used by existing and potential customers to identify applications where MST can have the greatest benefit, without requiring access to customer fabs.

Epi Tool Lease. In August 2021 we completed the acceptance process of an Applied Materials Centura epitaxial deposition reactor which handles both 200mm and 300mm wafers. We utilize this tool under a five-year lease and perform deposition on both customer and internal R&D wafers. The terms of our tool lease include the lessor’s maintenance and support as well as access to a clean-room with advanced cleaning and inspection tools.

MST Commercialization

We do not intend to design or manufacture integrated circuits directly. Instead, we develop and license technologies and processes that offer the designers and manufacturers of integrated circuits increased performance at a lower cost than currently-available alternatives. Our customers and partners include foundries, integrated device manufacturers, or IDMs, fabless semiconductor manufacturers, OEMs that manufacture epitaxial deposition, or EPI, machines, and electronic design automation software companies, such as Synopsys.

Our business model is to enter into licensing arrangements whereby foundries and IDMs pay us a license fee for their use of MST technology in the manufacture of silicon wafers as well as a royalty for each silicon wafer (in the case of foundries) or device (in the case of IDMs) that they sell that incorporates MST. In the case of fabless semiconductor licensees, our strategy is to charge a royalty for each device they sell that incorporates our MST technology. The primary beneficiaries of our commercialization activities are the IDMs and fabless semiconductor manufacturers, as they produce and distribute the integrated circuit devices which are enhanced when they incorporate MST technology. The foundries and OEMs also play an important role in our commercialization strategy because these parties traditionally seek to provide new and improved technologies to their customers – the fabless semiconductor manufacturers in the case of the foundries, and the IDMs and foundries in the case of the OEMs.

In the semiconductor industry, new technologies are vetted thoroughly and carefully by early adopters who are trying to achieve differentiation over competitors. After the early adopters prove the technology in production, it then tends to be broadly and relatively quickly adopted by “followers” who need to overcome their competitive disadvantage. Due to the cost and complexity of semiconductor manufacturing processes and the desire to maintain a stable and repeatable process flow, new technologies tend to be adopted broadly by the industry and, wherever possible, exploited for several generations until they are fully optimized and adoption costs are fully absorbed.

Although each customer or potential customer follows an evaluation and adoption model that is particular to its business model and product focus, our engagements generally consist of the following phases:

1.	Engineering Planning: In this phase we engage in a technical exchange of information under a non-disclosure agreement to understand the customer’s manufacturing process and to determine how best to integrate the deposition of MST film onto the customer’s semiconductor wafers.

2.	Set-up for MST Integration: We agree upon the technical evaluation details, including the expected rounds of evaluation testing, the parameters to be tested and allocation of costs. Customers provide us with wafers for our internal processing and physical characterization. Some customers work together with us to develop a TCAD model showing possible results of MST integration with their particular manufacturing process.

3.	MST Integration. Typically, this phase includes several rounds of tests that involve building test devices on a semiconductor wafer using our MST technology within the customer’s manufacturing process flow. In this phase, we perform the MST deposition on customer wafers, so wafers must be shipped back and forth between the customer and Atomera. We believe that this phase will continue to be the longest in our customer engagement process because integrating into a customer’s flow frequently requires us to conduct subsequent tests based on the result of earlier test runs. This phase also requires investment of time and resources by customers. In order to progress beyond this phase, we must demonstrate benefits at a commercially significant level. It is difficult for both customers and for Atomera to estimate the amount of time a customer will be in the integration phase.

4.	Process Installation. Prior to enabling a customer to install and use MST technology on epitaxial deposition machines in their own fab, we require execution of a manufacturing license which grants rights limited to manufacturing MST-enabled products for internal R&D and qualification, but does not give the customer the right to distribute or sell products that use MST. The JDA that we announced in January 2021 granted a manufacturing license to our customer enabling the customer to install the MST film recipe in an epi tool in their fab for its internal use, at which point this customer entered Phase Four.

5.	Technology qualification. After installation of MST in the fab, the customer will conduct additional testing to ensure manufacturing reliability under accelerated test conditions that simulate volume production. Upon successfully completing the qualification phase, products can be built and shipped using this manufacturing process. We have not had any customer move into Phase Five as of the date of this Annual Report.

6.	Production. We expect that our license agreements will provide that upon commencement of sales of wafers or devices built using MST, our customer will pay us a royalty that will be a percentage of the selling price of the wafer or device, depending on the type of customer.

While the above steps describe a model customer engagement, we have engaged with some customers in ways that do not follow this precise order. JDAs are an example of an engagement format that may combine engineering service, development, manufacturing, process optimization and other joint activities that do not follow the order described above. In addition, we may from time to time enter into evaluation license agreements with certain customers under which they may install MST in their fabs to run internal tests only and not for commercial use or distribution. Other potential customers may run tests on wafers containing MST prior to further engagement with us to integrate MST into their manufacturing process.

We believe that our success is dependent upon the adoption of our MST technology through to commercial production by at least one IDM, foundry, or fabless semiconductor manufacturer. As of the date of this Annual Report, MST was in the integration phase (Phase Three as described above) on 15 different engagements and one engagement in Phase Four (process installation). Subject to process and subsequent product qualifications that demonstrate, in commercial scale production, the enhancements we believe our MST technology offers, including increased speed, reliability and energy efficiency, we expect that one or more of these companies will obtain licenses from us to take our MST technology to commercial production.

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

Customers

In January 2021, we entered into a JDA with a leading semiconductor provider for integration of our MST technology into their manufacturing process. The JDA includes the grant of an upfront, paid manufacturing license that allows the customer to install the recipe for our MST film into a tool in their fab and to fabricate semiconductor wafers incorporating MST for internal use. This JDA also includes development milestones that, if achieved, would result in additional revenue to Atomera. In February 2022 we achieved all these development milestones which entitles us to additional revenue. Although this JDA does not confer commercial distribution rights, we believe that successful achievement of the JDA milestones is a significant step toward commercialization as it should facilitate progress toward integrating MST into one or more of our customer’s multiple production lines and thus provide opportunities for additional license revenues and potential royalty streams.

In September and October 2018, respectively, we entered into separate integration license agreements with AKM and ST, both of which are leading IDMs. In October 2019 we entered into an integration license agreement with a leading fabless RF semiconductor provider. In February 2022 we entered into an integration license agreement with a semiconductor foundry. Under the integration license agreements, these customers have each agreed to pay us for the right to evaluate MST technology which is integrated onto their semiconductor wafers. We deposit MST onto the customers’ wafers and the customer has the right under the license agreement to complete the manufacturing process which enables them to evaluate our technology. These agreements do not grant the customer the right to deposit MST at their site or to sell products incorporating MST and all of our licensees are in our Phase Three (MST Integration).

We intend that each integration license agreement will be the first of a three-stage licensing process with each of AKM, ST and our RF licensee, to be followed by manufacturing and distribution license agreements with each of them. Those manufacturing and distribution license agreements, if executed, will allow each licensee to manufacture – or in the case of our RF licensee, to have its foundry partner manufacture – MST-enabled products and to sell them to their customers. We expect that the manufacturing and distribution agreements will provide for substantially larger upfront license fee payments than the integration license fees and will require the respective licensees to make royalty payments to us based on the number and sales price of MST-enabled products they sell to their customers. However, our ability to enter into royalty-based manufacturing and distribution agreements with AKM, ST and our RF licensee will depend, in large part, on the performance of devices they build using MST and the successful integration of our MST technology on a high-volume production scale. There can be no assurance that our MST technology will deliver the performance, power, cost reduction or other requirements our customers seek for their products or that the integration of our technology with our customers’ manufacturing process will be successful in high volume. In addition, even if our MST technology meets our customers’ technical objectives one or more of our licensees may decide, for reasons unrelated to the price or performance of our MST technology, not to enter into manufacturing and distribution license agreements.

Competition

Our lead product, MST, is a proprietary and patent-protected performance enhancement technology that we believe addresses a number of key engineering challenges facing the semiconductor industry. Historically, development of a new material technology for the semiconductor industry has taken 10-20 years from conceptualization to volume production. Atomera’s MST technology has followed a similar trajectory, from early patents, publications and presentations to the industry to early evaluations and installation at customers.

We compete with IDMs, OEMs, foundries, fabless manufacturers of semiconductors and semiconductor IP licensing companies for the development and commercialization of technologies that improve the performance of semiconductors. Historically, when a new fabrication process proves to be a low-cost improvement to the standard fabrication process, and is additive, rather than in place of other performance technologies, it has been successfully adopted industry-wide. Good examples of such advances have been chemical mechanical polishing (or CMP), strained silicon and High-K/Metal-Gate. We believe that MST has the potential to be one of these low-cost additive technologies, in which case MST would not be subject to significant direct competition from other technologies. We are not aware of another technology being offered in the market which provides the same technical benefits as MST. Nevertheless, in some cases the engineering teams in our customers, who are developing their own process improvements, may view MST as competition to their internally-developed solutions.

Research and Development

The principal focus of our research and development efforts is on enabling existing and prospective customers to integrate MST into their manufacturing processes and enable them to commercialize MST-enabled semiconductor products. We also dedicate research and development resources to evolving and expanding our technology to address new process technologies in the semiconductor industry roadmap. Our research and development is conducted internally, but we work closely with third parties in the semiconductor industry to evaluate and qualify our technology for incorporation into semiconductor products and fabrication equipment. During the years ended December 31, 2021 and 2020, we incurred research and development expenses of approximately $8.8 million and $8.4 million, respectively.

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

As of December 31, 2021, we have been granted 118 patents in the U.S. and 95 abroad. Our core patents relating to MST cover materials, physical structures and manufacturing processes. Our core patents relating to MST were filed beginning on August 22, 2003 and have grant dates beginning on December 14, 2004. Our MST patent portfolio begins to expire commencing August 22, 2023. Our patent portfolio has grown significantly over the last five years and during 2021 we were issued 34 new patents worldwide, an annual increase of 14%. We believe our core patents adequately block competitors from using our MST technology without our approval and our patent activity over the past five years has focused on extending the scope of our portfolio through a variety of means, including but not limited to patenting new structures, materials and methods uniquely enabled by MST technology. However, there can be no assurance that one or more of our patents would survive a legal challenge to their scope, validity, or enforceability, or provide significant protection for us. The failure of our patents, or the failure of trade secret laws, to adequately protect our technology, might make it easier for our competitors to offer similar products or technologies or for our potential customers to build products with methods and materials similar to MST without paying us a license fee. In addition, patents may not issue from any of our current or future applications.

We also hold registered trademarks in the United States for the marks “Atomera” and “MST” and in China for the mark “Mears”. We have applied with the U.S. Patent and Trademark Office for the registration of the mark “MSTcad” in the United States.

Employees and Human Capital Management

As of the date of this Annual Report, we employ 19 people on a full-time basis.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of stock-based compensation awards that align their compensation with our business objectives and with creation of shareholder value.

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

Risks Related to Our Business

We only recently commenced limited revenue producing operations, so it is difficult for potential investors to evaluate our business. To date, our operations have consisted of technology research and development, testing, and joint development work with customers, potential customers and strategic partners. Our business model is to derive our revenue primarily from license fees and royalties, but to date we have only recognized minimal engineering services and licensing revenues. Our limited operating history makes it difficult to evaluate the commercial value of our technology or our prospective operations. As an early-stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

•	the timing and success of our plan of commercialization and the fact that we have not entered into a royalty-based manufacturing or distribution license with a potential customer;

•	our ability to replicate on a large commercial scale the benefits of our MST technology that we have demonstrated in preliminary testing;

•	our ability to execute joint development agreements with potential customers;

•	our ability to structure, negotiate and enforce license agreements that will allow us to operate profitably;

•	our ability to advance the licensing arrangements with our initial integration licensees, Asahi Kasei Microdevices, STMicroelectronics and our RF licensee, to royalty-based manufacturing and distribution licenses;

•	our success in achieving the milestones included in the JDA and our success at negotiating distribution and royalty agreements, which are not committed, with our JDA customer;

•	our ability to successfully operate, the epitaxial deposition reactor for processing 300mm wafers that we recently began using for internal research and development and to support customer activities;

•	our ability to protect our intellectual property rights; and

•	our ability to raise additional capital as and when needed.

Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We have a history of significant operating losses and anticipate continued operating losses for at least the near term. For the years ended December 31, 2021 and 2020, we have incurred net losses of approximately $15.7 million and $14.9 million, respectively, and our operations have used approximately $12.4 million and $12.1 million of cash, respectively. As of December 31, 2021, we had an accumulated deficit of approximately $165.9 million. We will continue to experience negative cash flows from operations until at least such time as we are able to secure manufacturing and distribution license agreements with one or more foundries, IDMs or fabless semiconductor manufacturers. While management will endeavor to generate positive cash flows from the commercialization of our MST technology, there can be no assurance that we will be successful doing so. If we are unable to generate positive cash flow within a reasonable period of time, we may be unable to further pursue our business plan or continue operations.

While we have entered into four integration license agreements and a joint development agreement, there can be no assurance that any of these relationships will advance to further licensing stages or to royalty-based distribution license agreements. In September and October 2018, respectively, we entered into separate license agreements with AKM and ST, both of which are leading IDMs. In October 2019, we entered into a license agreement with a leading RF semiconductor supplier. In February 2022, we entered into an integration license agreement with a semiconductor foundry. Our licensees have paid us licensing fees for the right to build products that integrate MST technology onto their semiconductor wafers, but the agreements do not grant the licensees the right to sell products incorporating MST. Such rights require our integration licensees to enter into additional license agreements that, if executed, would allow each licensee or their foundry to manufacture MST-enabled products and to sell them to their customers. We expect that the manufacturing and distribution agreements will provide for substantially larger upfront license fee payments than integration license fees and that the agreements will require the respective licensees to make royalty payments to us based the number and sales price of MST-enabled products they sell to their customers. However, our ability to enter into royalty-based manufacturing and distribution agreements with our current integration licensees or with new customers will depend, in large part, on the performance of devices they build using MST and the successful integration of our MST technology on a high-volume production scale. Our JDA customer paid us for a manufacturing license in the first quarter of 2021 when we delivered our MST recipe to them. In February 2022, we successfully achieved all the development milestones in the JDA. Nevertheless, the JDA does not commit the customer to take MST to production. There can be no assurance that our MST technology will deliver the performance, power or other requirements our customers seek for their products or that the integration of our technology with our customers’ manufacturing process will be successful in high volume. In addition, even if our MST technology is successfully integrated into the licensees’ products, any or all of our licensees may decide, for reasons unrelated to the price or performance of our MST technology, not to enter the subsequent license agreements required to take MST to commercial production.

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

We expect that our product qualification and licensing cycle will be lengthy and costly, and our marketing, engineering and sales efforts may be unsuccessful. We have incurred significant engineering, marketing and sales expenses during customer engagements without entering into license agreements, generating a license fee or establishing a royalty stream from the customer and we expect that such investments ahead of license revenue will continue to be necessary in the future. The introduction of any new process technology into semiconductor manufacturing is a lengthy process and we cannot forecast with any degree of assurance the length of time it takes to establish a new licensing relationship. However, based on our engagements with potential customers to date, we believe the time from initial engagement until our customers incorporate our technologies in their semiconductor products, can take 18 to 36 months or longer. Our integration license agreements with our current licensees do not commit them to manufacturing or distribution licenses and we expect those licensees to perform additional tests on evaluation wafers under their respective integration licenses before deciding whether to enter the next stages of licensing MST. As such, we will incur additional expenses in our engagements with our licensees before we receive license fees, if any, for manufacturing and distribution and before any subsequent royalty stream begins. Although we have successfully completed the objectives of our JDA and granted that customer a manufacturing license, the agreement does not commit our customer to a distribution license. While we believe our JDA and our integration license agreements should accelerate licensing decisions by other customers, the evaluation process for new technologies in the semiconductor industry is inherently long and complex and there can be no assurance that we will successfully convert other customer prospects into paying customers or that any of these customers will generate sufficient revenue to cover our expenses.

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

•	We have implemented certain measures at our facilities in an effort to protect our employees’ health and well-being (including social distancing, allowing many employees to work remotely, limiting the number of employees attending meetings, screening employees and visitors when entering facilities, educating employees about the virus and preventative measures, enhancing cleaning protocols, and limiting employee travel), some of which have reduced the overall efficiency of our operations and increased costs. The expected duration of such protective measures remains uncertain, and we may be required to implement additional measures in the future, further impacting our business operations.

•	Restrictions on travel imposed by us, our customers and countries to which we would otherwise travel, have required that contract negotiations and customer presentations be conducted by video or phone conferences, which have inherent limitations as compared to in-person meetings. Accordingly, new customer acquisition and completion of contracts have taken longer than we believe would be possible if we were able to meet with customers in the manner we had prior to the pandemic outbreak.

Qualification of our MST technology requires access to our potential customers’ manufacturing tools and facilities, as well as to leased tools and facilities, which may not be available on a timely basis or at all. The qualification of a new process technology like MST entails the integration of our MST film into the complex manufacturing processes employed by our potential customers. In order to validate the benefits of MST, our customer engagement process involves fabrication of wafers that incorporate MST deposited by us using our epitaxial deposition tools and then completing the manufacturing of the wafers in our customers’ facilities using their tools. The semiconductor industry in 2021 exceeded $550 billion in sales, and in recent months the industry has been characterized by product shortages as strong demand has outstripped supply, resulting in tight capacity among our potential customers. Accordingly, we have experienced delays in completing the processing of evaluation wafers by our customers as those customers prioritize utilization of their equipment for production use. If our customers do not dedicate their equipment and facilities to testing our products in a timely fashion, we may experience delays that will increase our expenses and delay our customers’ decisions on entering into a commercial license with us. Additionally, we conduct our ongoing research and development and portions of our customer evaluation activities using a leased epitaxial (epi) deposition tool. We recently entered into a lease for a new epi tool that we believe will accelerate internal development work and customer engagements. However, epi tools require ongoing, complex maintenance and they have been and will continue to be subject to both planned and unplanned downtime. Any interruption in our epi tool availability may negatively impact the progress of customer work as well as our internal research and development and accordingly could delay or prevent customers from entering into commercial licenses.

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

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2021, we had total assets of approximately $36.1 million, cash and cash-equivalents of approximately $28.7 million and working capital of approximately $26.3 million. We believe that we have sufficient capital to fund our current business plans and obligations over, at least, the 12 months following the date of this Annual Report. However, even after installation of MST in a customer’s fab under a manufacturing license, the full production qualification of a new technology like MST can take more than an additional year, and we have limited ability to influence our customers’ testing and qualification processes. Accordingly, we may require additional capital prior to obtaining a royalty-based license or prior to such a license generating sufficient royalty income to cover our ongoing operating expenses. In the event we require additional capital over and above the amount of our presently available working capital, we will endeavor to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve material revenue with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

Risks Related to Intellectual Property

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

We may become involved in material legal proceedings in the future to enforce or protect our intellectual property rights, which could harm our business. From time to time, we may identify products that we believe infringe our patents. In that event, we expect to initially seek to license the manufacturer of the infringing products, however if the manufacturer is unwilling to enter into a license agreement, we may have to initiate litigation to enforce our patent rights against those products. Litigation stemming from such disputes could harm our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or who may, as a result of such litigation, choose not to adopt our technologies. Such litigation may also harm our relationships with existing licensees, who may, because of such litigation, cease making royalty or other payments to us or challenge the validity and enforceability of our patents or the scope of our license agreements.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2021 and February 9, 2022, the reported high and low sales prices of our common stock have ranged from $11.32 to $47.13. The market price of our shares on the NASDAQ Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

Our executive offices are presently located in a 4,101 square foot facility in Los Gatos, California pursuant to a five-year lease, expiring on January 31, 2026. As part of the amended lease entered into in August 2020, our current lease payment is $16,684.91.

We lease shared office space in Cambridge Massachusetts from which we conduct certain research activities. The Cambridge facilities are occupied pursuant to a month-to-month lease at a rate of $2,942 per month which has been effective since January 1, 2020.

Beginning in March 2021, we began leasing 474 square feet of office space in Tempe, Arizona. This lease has a two-year term, with an option to extend for an additional three years. Our current monthly lease payment is $1,203and will increase to $1,239 in March 2022.

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

Holders of Record

As of February 9, 2022, there were 169 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings, if any, to finance the operation and expansion of our business.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are engaged in the business of developing, commercializing and licensing proprietary processes and technologies for the $550+ billion semiconductor industry. Our lead technology, named Mears Silicon TechnologyTM, or MST®, is a thin film of reengineered silicon, typically 100 to 300 angstroms (or approximately 20 to 60 silicon atomic unit cells) thick. MST can be applied as a transistor channel enhancement to CMOS-type transistors, the most widely used transistor type in the semiconductor industry. MST is our proprietary and patent-protected performance enhancement technology that we believe addresses a number of key engineering challenges facing the semiconductor industry. We believe that by incorporating MST, transistors can be made smaller, with increased speed, reliability and power efficiency. In addition, since MST is an additive and low-cost technology, we believe it can be deployed on an industrial scale, with machines commonly used in semiconductor manufacturing. We believe that MST can be widely incorporated into the most common types of semiconductor products, including analog, logic, optical and memory integrated circuits.

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

Our commercialization strategy is to generate revenue through licensing arrangements whereby foundries, IDMs and fabless semiconductor manufacturers pay us a license fee for their right to use MST technology in the manufacture of silicon wafers as well as a royalty for each silicon wafer or device that incorporates our MST technology. To date we have generated revenue from (i) licensing agreements with two IDMs, one fabless manufacturer and one foundry, (ii) a joint development agreement, or JDA, with a leading semiconductor provider and (ii) engineering services provided to foundries, IDMs and fabless companies.

We were organized as a Delaware limited liability company under the name Nanovis LLC on November 26, 2001. On March 13, 2007, we converted to a Delaware corporation under the name Mears Technologies, Inc. On January 12, 2016, we changed our name to Atomera Incorporated.

On May 15, 2020, we closed an underwritten public offering of 2,024,000 shares of common stock at a public offering price of $5.00 per share, resulting in approximately $9.4 million of net proceeds to us after deducting underwriting discounts and other offering expenses.

Between September 2020 and January 2021,we conducted an at-the-market offering of our common shares through Craig-Hallum Capital Group LLC, as agent, pursuant to which we sold 2,221,575 shares at an average price per share of approximately $11.25, resulting in approximately $24.2 million of net proceeds to us after deducting commissions and other offering expenses.

Results of Operations for the Years Ended December 31, 2021 and 2020

Revenues. To date, we have only generated limited revenue from customer engagements for integration engineering services, integration license agreements and a manufacturing license granted under a JDA. In the future, we expect to collect increased fees from license agreements and JDAs as well as royalties from customer sales of products that incorporate our MST technology, subject to our ability to enter into manufacturing and distribution license agreements with our current and future licensees. Our integration services consist of depositing our MST film on semiconductor wafers, delivering such wafers to customers to finalize building devices, and performing tests for customers evaluating MST. The integration license agreements we have entered into to date grant the licensees the right to build products that integrate our MST technology deposited by us onto their semiconductor wafers, but the agreements do not grant the licensees the rights to manufacture on their site or to sell products incorporating MST. Our JDA included the grant of a manufacturing license to our customer and we were paid for such license upon delivery of our IP transfer package which enabled our customer to install MST in a tool in their facility and to use it to manufacture wafers for internal use. For revenue recognition purposes, we have determined that the grant of rights in integration licenses is not distinct from the delivery of integration services, and therefore revenue from both integration licenses and integration services is recognized as the services are provided to the customer. In general, this is proportionate to the delivery of MST processed wafers to the customer, but if the agreements do not specify a time and quantity of wafer delivery, we will record revenue over the period of time of which we anticipate delivering an estimated quantity of wafers. We have also determined that the grant of our manufacturing license under the JDA confers a right to use our technology and accordingly revenue was recognized at the point in time when we delivered our IP transfer package.

Revenue for the years ended December 31, 2021 and 2020 was approximately $400,000 and $62,000, respectively. Our revenue in 2021 consisted of a manufacturing license fee pursuant to our JDA. Our 2020 revenue was generated from integration services engagements and integration license agreements.

Cost of Revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to provide integration engineering services. Cost of revenue was approximately $0 and $13,000 for the years ended December 31, 2021 and 2020, respectively. We anticipate that our cost of revenue will vary substantially depending on the mix of license and engineering services revenues we receive and the nature of products and/or services delivered in each customer engagement.

Operating Expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the years ended December 31, 2021 and 2020 our operating expenses totaled approximately $15.9 million and $15.0 million, respectively.

Research and development expense. To date, our operations have focused on the research, development, patent prosecution, and commercialization of our MST technology and related technologies such as MSTcad. Our research and development costs primarily consist of payroll and benefit costs for our engineering staff and costs of outsourced fabrication (including epi tool leases) and metrology of semiconductor wafers incorporating our MST technology.

For the years ended December 31, 2021 and 2020, we incurred approximately $8.8 million and $8.4 million, respectively, of research and development expense, an increase of approximately $355,000, or 4%. The increase in research and development expense was primarily due to an increase of approximately $632,000 in payroll related costs due to headcount growth. These increases in expenses were partly offset by an approximately $240,000 decrease in stock-based compensation expense.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs for the years ended December 31, 2021 and 2020 were approximately $6.2 million and $5.6 million, respectively, representing an increase of approximately $540,000, or 10%. The increase in costs was primarily due to increases of approximately $316,000 in insurance costs, approximately $153,000 in stock-based compensation and approximately $137,000 in payroll related expenses, offset in part by a decrease of approximately $122,000 in professional fees.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the years ended December 31, 2021 and 2020 were approximately $986,000 and $921,000, respectively, representing an increase of approximately $65,000, or 7%. The increase in costs is primarily related to increased spending in new marketing initiatives.

Interest income. Interest income for the years ended December 31, 2021 and 2020 was approximately $9,000 and $42,000, respectively. Interest income for each period related to interest earned on our cash and cash equivalents. The decrease in interest income was due to declining interest rates during 2020 and 2021.

Interest expense. Interest expense for the year ended December 31, 2021 was approximately $128,000 and related to the new tool financing lease entered into in August 2021. There was no interest expense recorded for the year ended December 31, 2020.

Provision for income taxes. The provision for income taxes for the years ended December 31, 2021 and 2020 was $66,000 and $0, respectively. Our provision is for income taxes due to a foreign country arising from withholding taxes imposed on payments received for revenue.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of approximately $28.7 million and working capital of approximately $26.3 million. For the year ended December 31, 2021, we had a net loss of approximately $15.7 million and used approximately $12.4 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

On May 15, 2020, we closed an underwritten public offering of 2,024,000 shares of common stock at a public offering price of $5.00 per share, resulting in approximately $9.4 million of net proceeds to us after deducting underwriting commission and other offering expenses.

Between September 2020 and January 2021, we conducted an at-the-market offering of our common shares through Craig-Hallum Capital Group LLC, as agent, pursuant to which we sold 2,221,575 shares at an average price per share of approximately $11.25, resulting in approximately $24.2 million of net proceeds to us after deducting commissions and other offering expenses.

We believe that our available working capital is sufficient to fund our presently forecasted working capital requirements for, at least, the next 12 months following the date of the filing of this report. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our MST technology, competing technological and market developments, and the need to enter into collaborations with other companies or acquire technologies to enhance or complement our current offerings. If we are not able to generate sufficient revenue from license fees and royalties in a timeframe that satisfies our cash needs, we will need to raise more capital. In the event we require additional capital, we will endeavor to acquire additional funds through various financing sources, including follow-on equity offerings, debt financing and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue-producing operations and meaningful commercial success with a smaller amount of capital. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

Cash Flows from Operating, Investing and Financing Activities:

 Net cash used in operating activities of approximately $12.4 million for year ended December 31, 2021 resulted primarily from our net loss of approximately $15.7 million adjusted by approximately $3.0 million of stock-based compensation expense.

 Net cash used in operating activities of approximately $12.1 million for year ended December 31, 2020 resulted primarily from our net loss of approximately $14.9 million adjusted by approximately $3.0 million of stock-based compensation expense.

Net cash used by investing activities of approximately $109,000 and approximately $131,000 for the years ended December 31, 2021 and 2020, respectively, consisted of the purchase of computers, lab tools and leasehold improvements for the remodeled Los

Gatos office space and our new Tempe office space.

Net cash provided by financing activities of approximately $3.3 million for the year ended December 31, 2020 related to the exercise of approximately 571,000 stock options and net proceeds from our at-the-market offering in January 2021. These amounts were offset in part by approximately $470,000 in principal payments on our financing lease.

 Net cash provided by financing activities of approximately $35.3 million for the year ended December 31, 2020 related to the net proceeds from our underwritten public offering of common stock in May 2020 and our at-the-market offering beginning in September 2020 and continuing through the end of 2020.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires us to use judgement in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets, liabilities, sales and expenses as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results could differ from our estimates.

Revenue

We generate revenue from integration engineering services, which we deliver either pursuant to integration license agreements or delivery of engineering services and from the grant of manufacturing licenses to customers to use its technology in the manufacture of semiconductor wafers and/or devices for the customer’s internal use. Revenue is recognized based on the following steps: (i) identification of the contract, or contracts, with a customer, (ii) identification of the performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations of the contract, and (v) recognition of revenue when, or as, we satisfy a performance obligation. Integration services generally consist of depositing our proprietary technology onto the customer’s semiconductor wafers and delivering such wafers back to the customer. Revenue from integration services is recognized as the performance obligations are satisfied, which is upon transfer of control of the wafers to the customer (generally upon shipment). Revenue from manufacturing licenses is recognized as the performance obligations are satisfied, which is upon delivery of the Company’s MST recipe to the customer.

For recognizing integration service revenue from integration license agreements, we assess (i) whether the license grant is distinct from or combined with the transfer of goods or services and (ii) whether the license is a right to access intellectual property or a right to use the intellectual property. For licenses that are not distinct, but combined with other goods or services, the revenue is recognized at a point in time or over time as the obligations to perform the combined services and/or deliver the combined goods are satisfied. Integration license agreements contain a technology grant as well as a performance obligation to deliver wafers with our technology deposited on them. We have determined the grant of rights in these integration license agreements is not distinct from the integration service. Accordingly, revenue from integration license agreements is recognized as the service is provided to the customer. For manufacturing licenses, revenue is recognized at the point in time when we deliver our MST recipe as the license to manufacture using MST technology is a right to use the Company’s technology and not a right to access the technology over time.

Leases

We account for leases in accordance with the authoritative guidance. On January 1, 2019, we adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2016-02, Leases (Topic 842). We determine if a contract contains a lease in whole or in part at the inception of the contract. Right-of-use (“ROU”) assets represent its right to use an underlying asset for the lease term while lease liabilities represent its obligation to make lease payments arising from the lease. All leases greater than 12 months result in the recognition of a ROU asset and a liability at the lease commencement date based on the present value of the lease payments over the lease term. Lease expenses for operating leases is recognized on a straight-line-basis over the lease term. Lease expenses for financing leases is amortization of the he ROU assets over the life of the lease and interest expense is recognized on the liability.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Atomera Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atomera Incorporated (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter

As described in Note 7, during the year ended December 31, 2021, the Company recorded a right-of-use (“ROU”) asset of approximately $6.4 million and a corresponding lease liability of approximately $6 million related to the leasing of an equipment tool in accordance with provisions of Accounting Standards Codification 842, Leases (“ASC 842”). In connection with the application of ASC 842, the Company was required to (a) determine the classification of the lease as an operating or finance lease and (b) develop an estimate pertaining to collateralized incremental borrowing rates (“IBR”) in order to determine the present value of the lease payments when the discount rate is not implicit in the lease. The determination of an IBR required management to evaluate its credit rating, adjustments for the impact of collateral, and the overall economic environment.

We identified the application of ASC 842 as a critical audit matter because of the (a) overall material amount of the transaction, (b) significant impact of management’s assumptions and estimates in determining the selected IBRs and their related impact on the ROU asset and liability recorded, (c) impact that the initial classification of the lease has on the Company’s current and future results from operations and (d) the associated presentation and disclosure requirements associated with new leases accounted for under ASC 842.

How We Addressed the Matter in Our Audit

Our audit procedures related to the application of ASC 842 to address this critical audit matter included the following:

•	We evaluated the classification of the lease in the financial statement and footnotes based on the terms of the lease and guidance in ASC 842.
•	We assessed the reasonableness of the methodology used by the Company to estimate the IBR based on the definition and guidance in ASC 842.
•	With the assistance of our internal valuation specialists, we assessed the reasonableness of the inputs used to estimate the IBRs by comparing to Company specific benchmarks, comparable companies and other market information. Such evaluation involved the performing of a sensitivity analysis on the IBR and evaluation of the impact of such analysis on the financial statements and disclosures.
•	We evaluated the disclosures and financial statement presentation made by the Company to ensure they complied with the guidance in ASC 842.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2015.

Los Angeles, CA
February 15, 2022

Atomera Incorporated

Balance Sheets

(in thousands, except per share data)

	December 31,
	2021	2020
ASSETS

Current Assets:
Cash and cash equivalents	$28,699	$37,942
Prepaid expenses and other current assets	309	132
Total current assets	29,008	38,074

Property and equipment, net	196	153
Long-term prepaid rent	–	450
Long-term prepaid maintenance and supplies	91	–
Security deposit	14	13
Operating lease right-of-use-asset	900	705
Financing lease right-of-use-asset	5,851	–

Total assets	$36,060	$39,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$338	$442
Accrued expenses	203	211
Accrued payroll related expenses	601	705
Current operating lease liability	216	90
Current financing lease liability	1,395	–
Total current liabilities	2,753	1,448

Long-term operating lease liability	768	602
Long-term financing lease liability	4,158	–

Total liabilities	7,679	2,050
Commitments and contingencies (see Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 2,500 shares: none issued and outstanding at December 31, 2021 and 2020	–	–
Common stock, $0.001 par value, authorized 47,500 shares; 23,207 shares issued and outstanding at December 31, 2021 and 22,375 issued and outstanding as of December 31, 2020	23	22
Additional paid-in capital	194,212	187,463
Accumulated deficit	(165,854)	(150,140)
Total stockholders’ equity	28,381	37,345

Total liabilities and stockholders’ equity	$36,060	$39,395

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2021	2020
Revenue:	$400	$62
Cost of revenue	–	(13)
Gross margin	400	49

Operating Expenses:
Research and development	8,779	8,424
General and administrative	6,164	5,624
Selling and marketing	986	921
Total operating expenses	15,929	14,969

Loss from operations	(15,529)	(14,920)

Other income (expense):
Interest income	9	42
Interest expense	(128)	–
Total other income (expense), net	(119)	42

Net loss before income taxes	(15,648)	(14,878)
Provision for income taxes	66	–

Net loss	$(15,714)	$(14,878)
Net loss per common share, basic and diluted	$(0.70)	$(0.79)

Weighted average number of common shares outstanding, basic and diluted	22,492	18,752

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2020	17,117	$17	$149,017	$(135,262)	$13,772
Stock-based compensation	463	1	3,040	–	3,041
Warrant modification	–	–	141	–	141
Warrant exercises	411	–	994	–	994
Stock option exercises	153	–	889	–	889
Underwritten public offering of common stock, net of commissions	2,024	2	9,393	–	9,395
At-the-market sale of stock, net of commissions and expenses	2,207	2	23,989	–	23,991
Net loss	–	–	–	(14,878)	(14,878)
Balance December 31, 2020	22,375	$22	$187,463	$(150,140)	$37,345
Stock-based compensation	89	–	2,973	–	2,973
Warrant exercises	223	–	–	–	–
Stock option exercises	571	1	3,533	–	3,534
Forfeited restricted stock awards	(65)	–	–	–	–
At-the-market sale of stock, net of commissions and expenses	14	–	243	–	243
Net loss	–	–	–	(15,714)	(15,714)
Balance December 31, 2021	23,207	$23	$194,212	$(165,854)	$28,381

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(15,714)	$(14,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	41
Operating lease right of use asset amortization	186	138
Financing lease right of use asset amortization	532	–
Stock-based compensation	2,973	3,041
Warrant modification expense	–	141
Changes in operating assets and liabilities:
Accounts receivable	–	–
Prepaid expenses and other current assets	(177)	–
Long-term prepaid rent	–	(450)
Accounts payable	(104)	127
Accrued expenses	(10)	66
Accrued payroll expenses	(104)	(114)
Operating lease liability	(90)	(142)
Deferred revenue	–	(37)
Net cash used in operating activities	(12,441)	(12,067)

CASH FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(109)	(131)
Net cash used in investing activities	(109)	(131)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market sale of stock, net of commissions and expenses	243	23,991
Proceeds from underwritten public offering, net of commission and expenses	–	9,395
Proceeds from exercise of stock options	3,534	889
Proceeds from exercise of warrants	–	994
Payments of principal for financing lease	(470)	–
Net cash provided by financing activities	3,307	35,269

Net increase/(decrease) in cash and cash equivalents	(9,243)	23,071

Cash and cash equivalents at beginning of year	37,942	14,871

Cash and cash equivalents at end of year	$28,699	$37,942

Supplemental information:
Cash paid for interest	$128	$–
Cash paid for taxes	$66	$–

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Notes to the Financial Statements

1.	NATURE OF OPERATIONS

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

At December 31, 2021, the Company had cash and cash equivalents of approximately $28.7 million and working capital of approximately $26.3 million. The Company has generated only limited revenues since inception and has incurred recurring operating losses.

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

Concentration of Credit Risk and Major Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and accounts receivable. One customer represented 100% of revenue during the year ended December 31, 2021 and a separate single customer represented 100% of revenue during the year ended December 31, 2020. No customer represented a balance of accounts receivable at December 31, 2021 or 2020.

At times, the amounts on deposit at the financial institution exceed the federally insured limits. Management believes that the financial institutions which hold the Company’s cash is financially sound and, accordingly, minimal credit risk exists. As of December 31, 2021 and 2020, the Company’s cash balances were in excess of insured limits maintained at the financial institution.

Accounts Receivable

The Company grants credit to its business customers. Collateral is generally not required for trade receivables. The Company maintains allowances for potential credit losses when necessary. Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, and an analysis of days sales outstanding by customer. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2021 and 2020, there were no allowances for doubtful accounts since the balances were collected during the year. Any allowances recorded are included in Accounts Receivable, net in the accompanying balance sheets.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with authoritative guidance which requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. During the years ended December 31, 2021 and 2020, the Company had noted no indicators of impairment.

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

Revenue

The Company generates revenue from integration engineering services, which it delivers either pursuant to integration license agreements or delivery of engineering services and from the grant of manufacturing licenses to customers to use its technology in the manufacture of semiconductor wafers and/or devices for the customer’s internal use. Revenue is recognized based on the following steps: (i) identification of the contract, or contracts, with a customer, (ii) identification of the performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations of the contract, and (v) recognition of revenue when, or as, the Company satisfies a performance obligation. The Company’s integration services generally consist of depositing its proprietary technology onto the customer’s semiconductor wafers and delivering such wafers back to the customer. Revenue from integration services is recognized as the performance obligations are satisfied, which is upon transfer of control of the wafers to the customer (generally upon shipment). Revenue from manufacturing licenses is recognized as the performance obligations are satisfied, which is upon delivery of the Company’s MST recipe to the customer for the customer’s internal use.

For recognizing integration service revenue from integration license agreements, the Company assesses (i) whether the license grant is distinct from or combined with the transfer of goods or services and (ii) whether the license is a right to access intellectual property or a right to use the intellectual property. For licenses that are not distinct, but combined with other goods or services, the revenue is recognized at a point in time or over time as the obligations to perform the combined services and/or deliver the combined goods are satisfied. The Company’s integration license agreements contain a technology grant as well as a performance obligation to deliver wafers with its technology deposited on them. The Company has determined the grant of rights in these integration license agreements is not distinct from the integration service. Accordingly, revenue from integration license agreements is recognized as the service is provided to the customer. For manufacturing licenses, revenue is recognized at the point in time when the Company delivers its MST recipe because this license confers a right to use the Company’s technology and not a right to access the technology over time.

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

Leases

The Company accounts for leases in accordance with the authoritative guidance. On January 1, 2019, the Company adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2016-02, Leases (Topic 842). The Company determines if a contract contains a lease in whole or in part at the inception of the contract. Right-of-use (“ROU”) assets represent its right to use an underlying asset for the lease term while lease liabilities represent its obligation to make lease payments arising from the lease. All leases greater than 12 months result in the recognition of a ROU asset and a liability at the lease commencement date based on the present value of the lease payments over the lease term. Leases are accounted for as operating leases unless it meets one of the following criteria: (a) the lease term accounts for most of the remaining economic life of the underlying asset; (b) the present value of the lease payments is over 90% of the fair value of the underlying asset; (c) the underlying asset would have no alternative use for the lessor at the end of the lease; or (d) ownership of the underlying assets transfers to the Company at the end of the lease term. If the lease meets one of these criteria, then it would be accounted for as financing lease and the ROU assets would be amortized over the life of the lease and interest expense is recognized on the liability.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are not recorded as a tax benefit or expense in the current year. The Company recognizes interest and penalties, if any, related to uncertain tax positions in interest expense. No interest and penalties related to uncertain tax positions were accrued at either December 31, 2021 or 2020.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40).  The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation.  This guidance is effective as of January 1, 2022 (early adoption is permitted effective January 1, 2021).  The Company adopted this standard on January 1, 2022 and it did not have a material impact on its financial position, results of operations or financial statement disclosure.

Recent accounting standards

The Company has evaluated all issued but not yet effective accounting pronouncements and determined that they are either immaterial or not relevant to the Company.

4.	REVENUE

The Company recognizes revenue in accordance with ASC 606. The amount of revenue that the Company recognizes reflects the consideration it expects to receive in exchange for goods or services and such revenue is recognized at the time when goods or services are transferred and/or delivered to its customers. Revenue is recognized when the Company satisfies a performance obligation by transferring the product or service to the customer, either at a point in time or over time. The Company usually recognizes revenue from integration service agreements and from manufacturing licenses at a point in time and integration license agreements over a period of time.

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020
Stock Options	2,869	3,446
Unvested restricted stock	386	642
Warrants	1	320
	3,256	4,408

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$200	$163
Computer equipment	132	111
Furniture and fixtures	85	64
Leasehold improvements	24	6
Software	4	6
Office equipment	4	4
	449	354
Less: Accumulated depreciation and amortization	(253)	(201)
	$196	$153

Depreciation and amortization expense relating to property and equipment was approximately $67,000 and $41,000 for the years ended December 31, 2021 and 2020, respectively. The Company depreciates computer equipment, laboratory equipment and office equipment on straight-line basis over three years. Furniture and fixtures are depreciated on a straight-line basis over five years. The Company amortizes software on straight-line basis over three years. Leasehold improvements are amortized over the remaining life of the lease.

7.	LEASES

The Company leases corporate office space in Los Gatos, California. In August 2020, the Company and its landlord amended the lease for this office. This amendment extends the expiration date of the operating lease from January 2021 to January 2026 and increases the space from 3,396 square feet to 4,101 square feet. Under ASC 842, the lease amendment was treated as a separate lease for the new space and a modification of the lease for the original space. An additional ROU asset and lease liability of approximately $681,000 were recorded at the time of the amendment. In January 2021 the additional space became available for use, and the Company recorded an additional ROU asset and corresponding liability of approximately $144,000. The lease liability is based on the present value of the minimum lease payments, discounted using the Company’s estimated incremental borrowing rate of 5.5%. The lease contains escalating payments on the anniversary of the original commencement which are included in the measurement of the initial lease liability. Additional payments based on a change in the Company’s share of the operating expenses, including property taxes and insurance, are recorded as a period expense when incurred.

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

In October 2019, the Company entered into an agreement to lease a tool for use in the development of the Company’s technology. The lease is for five years at $150,000 per month and commenced on August 1, 2021. A prepayment of $450,000 was made in year ended December 31, 2020 which represents the final three monthly payments under the lease and was recorded as a long-term prepaid until the lease commencement. At commencement, the Company recorded an ROU asset of approximately $6.4 million and a corresponding lease liability of approximately $6.0 million. The lease was classified as a financing lease and accordingly, amortization is recorded as a research and development expense in the Company’s statement of operations. Interest expense is also recorded and included in other income or expense in the Company’s statement of operations. The lease liability is based on the present value of the minimum lease payments, discounted using the Company’s estimated incremental borrowing rate of 5.25% at the time of commencement. The lease payment of $150,000 per month includes approximately $30,000 in supplies and maintenance that is recorded as an operating expense and is not included in the valuation of the lease liability. The Company elected to exclude these costs from the asset and related lease liability valuation for this class of assets. These costs will be expensed as operating expenses in the period incurred.

Lease expense for operating leases consists of the lease payments recognized on a straight-line basis over the lease term. Expenses for financing leases consists of the amortization expenses recognized on a straight-line basis over the lease term and interest expense. The components of lease costs were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Financing lease costs:
Amortization of ROU assets	$532	$–
Interest on lease liabilities	128	–
Total financing lease costs	$660	$–

Operating lease costs
Fixed lease costs	238	123
Variable lease costs	–	36
Short-term lease costs	44	39
Total operating lease costs	$282	$198

Future minimum payments under non-cancellable leases as of December 31, 2021 were as follows (in thousands):

For the Year Ended December 31,	Financing leases	Operating leases
2022	1,436	222
2023	1,436	296
2024	1,436	278
2025	1,435	284
2026 & thereafter	478	21
Total future minimum lease payments	6,221	1,101
Less imputed interest	(668)	(117)
Total lease liability	$5,553	$984

The below table provides supplemental information and non-cash activity related to the Company’s operating and financing leases are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$143	$164
Cash paid for amounts included in the measurement of financing lease liabilities	$598	$–
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$382	$681
Right-of-use assets obtained in exchange for financing lease obligations	$6,383	$–

The weighted average remaining discount rate is 5.25% for the Company’s operating and financing leases. The weighted average remaining lease term is 4.1 years for operating leases and 4.6 years for financing lease.

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

Legal

The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which the Company is or could become involved in litigation may have a material adverse effect on its business and financial condition. The Company is not party to any material litigation as of December 31, 2021 or through the date these financial statements have been issued.

9.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue to up 2,500,000 shares of preferred stock, $.001 par value. As of December 31, 2021, and 2020, no shares have been designated and no shares are issued and outstanding. Preferred stock may rank prior to common stock with respect to dividends rights, liquidation preferences, or both, and may have full or limited voting rights.

On May 15, 2020, the Company closed an underwritten public offering of 2,024,000 shares of common stock at a public offering price of $5.00 per share, resulting in approximately $9.4 million of net proceeds after deducting underwriting commission and other offering expenses.

On September 2, 2020, Atomera entered into an Equity Distribution Agreement with Craig-Hallum Capital Group LLC, as agent, under which the Company offered and sold, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $25.0 million in an “at-the-market” or ATM offering, to or through the agent. On January 5, 2021 we announced the completion of this offering after 2,221,575 shares were sold for an average price per share of $11.25, resulting in approximately $24.2 million of net proceeds to us after deducting commissions and other offering expenses.

As of December 31, 2021, the Company has reserved approximately 2.9 million shares of common stock for issuance pursuant to outstanding stock options and warrants.

10.	WARRANTS

The Company estimated the fair value of warrants using the Black-Scholes option pricing model. There were no warrants issued in the year ending December 31, 2021 or 2020. A summary of warrant activity for the year ended December 31, 2021 is as follows (shares in thousands except per share and contractual term):

	Number of Shares	Weighted- Average Exercise Prices	Weighted-Average Remaining Contractual Term (In Years)
Outstanding at January 1, 2021	320	$9.47
Exercised	(318)	$9.38
Expired	(1)	$9.38
Outstanding and exercisable at December 31, 2021	1	$33.75	0.3

The warrants outstanding at December 31, 2020 had an intrinsic value of $0 based on a per-share stock price of $20.12 as of December 31, 2020.

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

11.	STOCK-BASED COMPENSATION

On March 14, 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan expired in March 2017, however all options and warrants outstanding at the time of the expiration remained outstanding and exercisable by their term. At the time of the expiration of the 2007 plan, options to purchase 2,106,637 shares of common stock were outstanding.

In May 2017, the Company’s shareholders approved its 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted share grants. The Company reserved a total of 3,750,000 shares of common stock for issuance under the 2017 Plan. All employees, officers, directors, consultants, advisors and other persons who provide services to the Company or any subsidiaries of the Company are eligible to receive incentive awards under the 2017 Plan. As of December 31, 2021, awards of 2,686,343 shares of common stock had been granted under the 2017 Plan, net of forfeited restricted stock and option awards and a total of 1,063,657 shares of common stock are reserved for issuance.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the years ended December 31, 2021 and 2020 for stock options and restricted stock (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$907	$1,148
General and administrative	1,893	1,741
Selling and Marketing	173	152
	$2,973	$3,041

As of December 31, 2021, there was approximately $4.9 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.1 years.

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

The fair value of employee stock options issued was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020
Weighted average exercise price:	$22.05	$4.20
Weighted average grant date fair value per share:	$15.49	$2.80
Assumptions:
Expected volatility	81.1%	77.8%
Weighted average expected term (in years)	6.34	6.0
Risk-free interest rate	1.05%	0.71%
Expected dividend yield	0.0%	0.0%

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

The following table summarizes stock option activity during the year ended December 31, 2021 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices	Weighted-Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2021	3,446	$5.97	–	–
Granted	158	$22.05
Exercised	(571)	$6.21
Forfeited	(164)	$8.85
Outstanding at December 31, 2021	2,869	$6.64	5.77	$39,002
Exercisable at December 31, 2021	2,326	$6.43	5.22	$31,976

During the year ended December 31, 2021, the Company granted options under its 2017 Plan purchase 158,352 shares of its common stock to its employees. The fair value of these options was approximately $2.5 million.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the year ended December 31, 2020 (in thousands except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	642	$4.43
Granted	89	$21.02
Vested	(280)	$6.12
Forfeited	(65)	$6.13
Outstanding non-vested shares at December 31, 2021	386	$6.75

12.	401(k) PLAN

During 2002, the Company established a plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers substantially all of its employees who have attained 18 years of age. Employees may elect to contribute part of their annual compensation to the 401(k) Plan, up to the maximum deferral allowance for individuals by the Internal Revenue Service under Code Section 401(k), and the Company may make a matching contribution. During the years ended December 31, 2021 and 2020, there were no matching contributions made by the Company.

13.	INCOME TAXES

The loss before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Domestic	$(15,648)	$(14,878)
International	–	–
Total	$(15,648)	$(14,878)

The Company had $66,000 and $0 of current income tax expense for the years ended December 31, 2021 and 2020, respectively. The Company accounts for income taxes in accordance with ASC 740, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance decreased by approximately $1.8 million during the year ended December 31, 2021 and increased by approximately $3.8 million during the year ended December 31, 2020.

The Company’s deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$23,097	$24,125
Tax credit	1,883	1,889
Fixed assets and intangibles	978	1,144
Stock compensation	799	1,321
Accruals and other	132	151
Lease liability	1,430	148
Total deferred tax assets	28,319	28,778
Deferred tax liabilities:
Right of use asset	(1,477)	(151)
Total deferred tax assets	(1,477)	(151)
Valuation allowance	(26,842)	(28,627)
Net deferred tax asset	$–	$–

Net operating losses and tax credit carryforwards as of December 31, 2021, are as follows (in thousands):

	Amount	Expiration in years
Net operating losses, federal	$66,147	No expiration
Net operating losses, federal	$34,791	2027-2037
Net operating losses, state	$33,499	2030-2041
Tax credits, federal	$1,578	2027-2041
Tax credits, state	$627	No expiration
Tax credits, state	$781	2022-2036

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year ending December 31,
	2021	2020
Statutory rate	21.00%	21.00%
State rate	2.77%	2.17%
Non-deductible items	0.00%	0.84%
Change in valuation allowance	11.41%	(25.29)%
Change in tax credits	4.54%	1.28%
Foreign withholding tax	(0.33)%	–
Section 382 limitation	(51.59)%	–
Section 162(m) limitation	(9.12)%	–
Stock based compensation excess windfall	20.89%	–
Total	(0.42)%	–

Utilization of U.S. net operating losses and tax credit carryforwards may be limited by “ownership change” rules, as defined in Section 382 and Section 383 of the Internal Revenue Code. Similar rules may apply under state tax laws. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period.

During the fourth quarter of 2021, the Company performed an analysis to assess whether an “ownership change,” as defined by Section 382 of the Code, has occurred from its inception through December 31, 2021. Based on this analysis, the Company has experienced “ownership changes,” limiting the utilization of the net operating loss carryforwards or research and development tax credit carryforwards under Section 382 of the Code. The limitation is calculated by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then applying additional adjustments, as required. As a result of the analysis, the Company has determined that approximately $31 million of federal net operating loss and $0.7 million of federal R&D credit carryforwards are limited and will expire unutilized. Additionally, approximately $2.6 million of state net operating loss and $0.5 million of state tax credits are also limited and will expire unutilized. The Company’s tax disclosures as of December 31, 2021 reflect the impairment of the above-mentioned tax attributes.

The Company establishes reserves for uncertain tax positions based on the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2021 and 2020, respectively, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
January 1 – unrecognized tax benefits	$1,070	$865
Increases (decreases) – prior year tax positions	(480)	–
Increases – current year tax positions	306	205
December 31 - unrecognized tax benefits	$896	$1,070

The following table summarizes the activity in the Company’s Valuation Allowance and Qualifying Accounts for the years ended December 31, 2021 and 2020 (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax assets valuation allowance
Year ended December 31, 2021	$28,627	$6,125	$7,910	$26,842
Year ended December 31, 2020	$24,877	$3,951	$201	$28,627

14.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through the date these financial statements were issued.

Integration License Agreement. On February 3, 2022 the Company entered into an Integration License Agreement granting its licensee the right to evaluate MST technology, complete the manufacturing process and to provide limited samples to their customers.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2021 in ensuring all material information required to be disclosed by us is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2021 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, and based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Item 9B.	Other Information

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2021 fiscal year pursuant to Regulation 14A for our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, and the information to be included in the 2022 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item will be contained in the 2022 Proxy Statement and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required under this item will be contained in the 2022 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required under this item will be contained in the 2022 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be contained in the 2022 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required under this item will be contained in the 2022 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit
No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Form 8K filed on October 27, 2021.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

4.1	Description of Capital Stock	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 19, 2021

10.1	Assignment of Patent Rights dated April 3, 2009 between Dr. Robert Mears and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

10.2+	2007 Stock Incentive Plan	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

10.3	Exclusive License and Collaboration Agreement dated March 3, 2010 between K2 Energy Limited and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

10.4	Letter Agreement dated June 6, 2014 between K2 Energy Limited and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

10.5	Lease Agreement dated January 19, 2016 between 750 University, LLC and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

10.6+	Form of Restricted Stock Agreement	Incorporated by reference from the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on July 29, 2016

10.7+	Atomera Incorporated 2017 Stock Incentive Plan	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed on April 10, 2017.

10.8	First Amendment to Lease Agreement dated January 19, 2016 between 750 University, LLC and the Registrant	Incorporated by reference from the Registrant’s Form 10-K filed on March 6, 2018.

10.9+	Employment Agreement dated January 26, 2021 between Scott Bibaud and the Registrant	Incorporated by reference from the Registrant’s Form 10-K filed on February 19, 2021

10.10+	Employment Agreement dated January 26, 2021 between Francis Laurencio and the Registrant	Incorporated by reference from the Registrant’s Form 10-K filed on February 19, 2021

10.11+	Employment Agreement dated January 26, 2021 between Dr. Robert Mears and the Registrant	Incorporated by reference from the Registrant’s Form 10-K filed on February 19, 2021

10.12+	Employment Agreement dated January 26, 2021 between Jeffrey Lewis and the Registrant	Incorporated by reference from the Registrant’s Registration Form 8K filed June 3, 2021.

10.13	Second Amendment to Lease Agreement dated January 19, 2016 between 750 University, LLC and the Registrant	Incorporated by reference from the Registrant’s Form 10-K filed on February 19, 2021

21.1	List of Subsidiaries	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm	Filed electronically herewith

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).	Filed electronically herewith

+       Indicated management compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary

None provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATOMERA INCORPORATED.

Date: February 15, 2022	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: February 15, 2022		By: /s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Scott A. Bibaud	Chief Executive Officer and Director	February 15, 2022
Scott A. Bibaud	(Principal Executive Officer)

/s/John D. Gerber	Director and Chairman	February 15, 2022
John Gerber

/s/C. Rinn Cleavelin	Director	February 15, 2022
C. Rinn Cleavelin, Ph.D.

/s/ Steven K. Shevick	Director	February 15, 2022
Steven K. Shevick

/s/ Duy-Loan Le	Director	February 15, 2022
Duy-Loan Le

/s/Suja Ramnath	Director	February 15, 2022
Suja Ramnath

