Form 10-Q
period 2022-03-31
Atomera Inc
filed 2022-04-27
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022.

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of April 22, 2022 was 23,393,248.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$24,451	$28,699
Accounts receivable	300	–
Prepaid expenses and other current assets	846	309
Total current assets	25,597	29,008

Property and equipment, net	192	196
Long-term prepaid maintenance and supplies	91	91
Security deposit	14	14
Operating lease right-of-use asset	850	900
Financing lease right-of-use-asset	5,532	5,851

Total assets	$32,276	$36,060

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$380	$338
Accrued expenses	241	203
Accrued payroll related expenses	260	601
Current operating lease liability	217	216
Current financing lease liability	1,396	1,395
Total current liabilities	2,494	2,753

Long-term operating lease liability	725	768
Long-term financing lease liability	3,870	4,158

Total liabilities	7,089	7,679

Commitments and contingencies (see Note 10)	–	–

Stockholders’ equity:
Preferred stock $0.001 par value, authorized 2,500 shares; none issued and outstanding at March 31, 2022 and December 31, 2021	–	–
Common stock: $0.001 par value, authorized 47,500 shares; 23,393 and 23,207 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively;	23	23
Additional paid-in capital	195,104	194,212
Accumulated deficit	(169,940)	(165,854)
Total stockholders’ equity	25,187	28,381

Total liabilities and stockholders’ equity	$32,276	$36,060

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$375	$400
Cost of revenue	81	–
Gross margin	294	400

Operating expenses
Research and development	2,339	2,229
General and administrative	1,648	1,513
Selling and marketing	325	266
Total operating expenses	4,312	4,008

Loss from operations	(4,018)	(3,608)

Other income (expense)
Interest income	3	2
Interest expense	(71)	–
Total other income (expense), net	(68)	2

Net loss before income taxes	(4,086)	(3,606)
Provision for income taxes	–	14

Net loss	$(4,086)	(3,620)
Net loss per common share, basic and diluted (in dollars per share)	$(0.18)	(0.16)

Weighted average number of common shares outstanding, basic and diluted	22,853	22,090

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2022	23,207	$23	$194,212	$(165,854)	$28,381
Stock-based compensation	161	–	726	–	726
Stock option exercise	25	–	166	–	166
Net loss	–	–	–	(4,086)	(4,086)
Balance March 31, 2022	23,393	$23	$195,104	$(169,940)	$25,187

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2021	22,375	$22	$187,463	$(150,140)	$37,345
Stock-based compensation	71	–	731	–	731
At-the-market sale of stock, net of commissions and expenses	14	–	243	–	243
Stock option exercise	398	1	2,514	–	2,515
Warrant Exercise	223	–	–	–	–
Forfeited restricted stock awards	(54)	–	–	–	–
Net loss	–	–	–	(3,620)	(3,620)
Balance March 31, 2021	23,027	$23	$190,951	$(153,760)	$37,214

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,086)	$(3,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20	13
Operating lease right of use asset amortization	50	40
Financing lease right of use asset amortization	319	–
Stock-based compensation	726	731
Changes in operating assets and liabilities:
Accounts receivable	(300)	(66)
Prepaid expenses and other current assets	(537)	(679)
Accounts payable	42	66
Accrued expenses	38	(16)
Accrued payroll expenses	(341)	(417)
Operating lease liability	(42)	10
Net cash used in operating activities	(4,111)	(3,938)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(16)	(24)
Net cash used in investing activities	(16)	(24)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market sale of stock, net of commissions and expenses	–	243
Proceeds from exercise of stock options	166	2,515
Payments on principal of financing lease	(287)	–
Net cash provided (used) by financing activities	(121)	2,758

Net decrease in cash and cash equivalents	(4,248)	(1,204)

Cash and cash equivalents at beginning of period	28,699	37,942

Cash and cash equivalents at end of period	$24,451	$36,738

Supplemental information:
Cash paid for interest	$71	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

1.	NATURE OF OPERATIONS

Atomera Incorporated (“Atomera” or the “Company”) was incorporated in the state of Delaware in March 2007 under the name MEARS Technologies, Inc. and is engaged in the development, commercialization and licensing of proprietary processes and technologies for the semiconductor industry. On January 12, 2016, the Company changed its name to Atomera Incorporated.

Atomera is an early-stage company, having only recently begun limited revenue-generating activities, and is devoting substantially all its efforts toward technology research and development and to commercially licensing its technology to designers and manufacturers of integrated circuits. The Company has primarily financed operations through private placements of equity and debt securities, the Company’s Initial Public Offering (the “IPO”) which was consummated on August 10, 2016, and subsequent public offerings of its common stock.

2.	LIQUIDITY AND MANAGEMENT PLANS

At March 31, 2022, the Company had cash and cash equivalents of approximately $24.5 million and working capital of approximately $23.1 million. The Company has generated only limited revenues since inception and has incurred recurring operating losses.

The Company’s operating plans for the next 12 months include increased research and development headcount and increased spending on outsourced fabrication and testing. Based on the funds it has available as of the date of the filing of this report, the Company believes that it has sufficient capital to fund its current business plans and obligations over, at least, 12 months from the date that these financial statements have been issued. However, as the Company has generated only limited revenue from its principal operations, it is subject to all the risks inherent in the initial organization, financing, expenditures, and scaling of a new business that is not generating positive cashflow. Accordingly, the Company may require additional capital, the receipt of which cannot be assured. In the event the Company requires additional capital, there can be no guarantee that funds will be available on commercially reasonable terms, if at all. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its technology, competing technological and market developments, and the need to enter into collaborations with other companies or acquire technologies to enhance or complement its current offerings. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 15, 2022.

Basis of presentation of unaudited condensed financial information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and its results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021, was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 15, 2022. These unaudited condensed financial statements should be read in conjunction with that report.

Adoption of recent accounting standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation The Company adopted this standard on January 1, 2022 and it did not have a material impact on its financial position, results of operations or financial statement disclosure.

4.	REVENUE

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) No. 606. The amount of revenue that the Company recognizes reflects the consideration it expects to receive in exchange for goods or services and such revenue is recognized at the time when goods or services are transferred and/or delivered to its customers. Revenue is recognized when the Company satisfies a performance obligation by transferring the product or service to the customer. The Company generates revenues from engineering service contracts, integration license agreements and joint development agreements. When the Company’s performance obligation is the promise to grant a license, revenue is recognized either at a point in time or over time.

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition (in thousands):

	Three Months Ended March 31,
	2022	2021
Primary geographic markets
North America	$75	$–
Asia Pacific	300	400
Total	$375	$–

Timing of revenue recognition
Products and services transferred at a point in time	$375	$400
Products and services transferred over time	–	–
Total	$375	$400

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock Options	3,008	3,018
Unvested restricted stock	493	596
Warrants	1	2
Total	3,502	3,616

6.	LEASES

The Company accounts for leases over one year under ASC 842. Lease expense for the Company’s operating leases consists of the lease payments recognized on a straight-line basis over the lease term. Expenses for the Company’s financing leases consists of the amortization expenses recognized on a straight-line basis over the lease term and interest expense. The components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Financing lease costs:
Amortization of ROU assets	$319	$–
Interest on lease liabilities	71	–
Total financing lease costs	$390	$–

Operating lease costs
Fixed lease costs	62	52
Variable lease costs	–	–
Short-term lease costs	11	11
Total operating lease costs	$73	$63

Future minimum payments under non-cancellable leases as of March 31, 2022 were as follows (in thousands):

For the Year Ended December 31,	Financing leases	Operating leases
Remaining 2022	$1,077	$168
2023	1,436	296
2024	1,436	278
2025	1,435	284
2026 & thereafter	478	21
Total future minimum lease payments	$5,862	$1,047
Less imputed interest	(596)	(105)
Total lease liability	$5,266	$942

The below table provides supplemental information and non-cash activity related to the Company’s operating and financing leases are as follows (in thousands):

	Three Months Ended December 31,
	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$54	$2
Cash paid for amounts included in the measurement of financing lease liabilities	$359	$–
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$–	$382
Right-of-use assets obtained in exchange for financing lease obligations	$–	$–

The weighted average remaining discount rate is 5.25% for the Company’s operating and financing leases. The weighted average remaining lease term is 3.9 years for operating leases and 4.3 years for the financing lease.

In October 2016, the Company entered into a lease agreement for approximately 200 square feet of office space in Cambridge, Massachusetts. The lease, with current monthly payments of $2,942 per month, commenced on October 24, 2016. Because the lease is month to month and can be cancelled with a 30-day notice, the future lease payments are not included in the Company’s lease accounting under ASC Topic 842.

7.	WARRANTS

A summary of warrant activity for three months ended March 31, 2022 is as follows (in thousands except per share amounts and contractual term):

	Number of Shares	Weighted Average Exercise Prices per Share	Weighted Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2022	1	$33.75
Outstanding and exercisable at March 31, 2022	1	$33.75	.02	–

8.	STOCK BASED COMPENSATION

In May 2017, the Company’s shareholders approved its 2017 Stock Incentive Plan (“2017 Plan”) after its 2007 Stock Incentive Plan (“2007 Plan”) had expired in March 2017. The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted shares. The 2017 Plan provides for the issuance of 3,750,000. shares of common stock. All of the Company’s employees and any subsidiary employees (including officers and directors who are also employees), as well as all of the Company’s nonemployee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2017 Plan. Generally, stock options and restricted stock issued under the 2017 Plan vest over a period of one to four years from the date of grant.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three months ended March 31, 2022 and 2021 for stock options and restricted stock granted under the 2017 Plan and the 2007 Plan (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$244	$223
General and administrative	429	455
Selling and Marketing	53	53
Total	$726	$731

As of March 31, 2022, there was approximately $8.4 million of total unrecognized compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.5 years.

The weighted average grant date fair value per share of the options granted under the Company’s 2017 Plan was $10.60 and $15.94 for the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2022 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices per Share	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2022	2,869	$6.64
Granted	175	$14.54
Exercised	(26)	$6.55
Forfeited	(3)	$28.66
Expired	(7)	$33.75
Outstanding at March 31, 2022	3,008	$7.02	5.8	$19,404
Exercisable at March 31, 2022	2,373	$6.32	5.1	$16,165

During the three months ended March 31, 2022, the Company granted options under the 2017 Plan to purchase approximately 175,000 shares of its common stock to its employees. The fair value of these options was approximately $1.9 million at the time of grant.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the three months ended March 31, 2022 (in thousands except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2022	386	$6.75
Granted	161	$14.73
Vested	(54)	$5.53
Outstanding non-vested shares at March 31, 2022	493	$9.49

During the three months ended March 31, 2022 the Company granted approximately 161,000 restricted stock awards under the 2017 Plan to its employees and directors. The fair value of these awards was approximately $2.4 million at the time of grant.

9.	PROVISION FOR INCOME TAXES

The Company recorded a provision for income taxes of approximately $14,000 during the months ended March 31, 2021. The provision is for withholding of income taxes accrued in foreign jurisdictions where we have income. The Company recorded the provision in accordance with ASC 740 using its estimated annual tax rate and applied it to the net loss for the three months ended March 31, 2021. The Company did not incur withholding of income taxes for the three months ended March 31, 2022.

10.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

The Company may be subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of March 31, 2022, or through the date these financial statements have been issued.

11.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Atomera Incorporated should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this Quarterly Report. Statements in this Quarterly Report on Form 10-Q include forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those risk factors set forth in this Quarterly Report. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Results of Operations

Revenues. To date, we have only generated limited revenue from customer engagements for integration engineering services, integration license agreements and a manufacturing license granted under a JDA. In the future, we expect to collect increased fees from license agreements and JDAs as well as royalties from customer sales of products that incorporate our MST technology, subject to our ability to enter into manufacturing and distribution license agreements with our current and future licensees. Our integration services consist of depositing our MST film on semiconductor wafers, delivering such wafers to customers to finalize building devices, and performing tests for customers evaluating MST. The integration license agreements we have entered into grant the licensees the right to build products that integrate our MST technology deposited by us onto their semiconductor wafers, but the agreements do not grant the licensees the rights to manufacture MST-enabled wafers in their facilities or to sell products incorporating MST. Our JDA included the grant of a manufacturing license to our customer and we were paid for such license upon delivery of our IP transfer package which enabled our customer to install MST in a tool in their facility and to use it to manufacture wafers for internal use. This JDA also contained targeted technical specifications that, if met, would result in payment of a success fee to us. Those technical objectives have been met and we have invoiced our JDA customer for the success fee.

For revenue recognition purposes, we have determined that the grant of rights in integration licenses is not distinct from the delivery of integration services, and therefore revenue from both integration licenses and integration services is recognized as the services are provided to the customer. In general, this is proportionate to the delivery of MST processed wafers to the customer, but if the agreements do not specify a time and quantity of wafer delivery, we will record revenue over the period of time of which we anticipate delivering an estimated quantity of wafers. We have also determined that the grant of our manufacturing license under the JDA confers a right to use our technology and accordingly revenue was recognized at the point in time when we delivered our IP transfer package. The success fee under our JDA was treated as engineering services revenue and recognized upon our customer’s confirmation that the JDA’s technical objectives had been met.

Revenue for the three months ended March 31, 2022 and 2021 was $375,000 and $400,000, respectively. Our revenue in 2022 consisted of a success fee pursuant to our JDA and a license fees paid under an integration license agreement. Our revenue in 2021 consisted of a manufacturing license fee pursuant to our JDA.

Cost of revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to provide support for our success fee and wafers delivered as part of the integration license agreement. Cost of revenue was approximately $81,000 and $0 for the three months ended March 31, 2022 and 2021, respectively. We anticipate that our cost of revenue will vary substantially depending on the mix of license and engineering services revenues we receive and the nature of products and/or services delivered in each customer engagement.

Operating expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the months ended March 31, 2022 and 2021 our operating expenses totaled approximately $4.3 million and $4.0 million, respectively.

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

For the three months ended March 31, 2022 and 2021, we incurred approximately $2.3 million and $2.2 million, respectively, of research and development expense, an increase of approximately $110,000, or 5%. The increase was primarily due to approximately $400,000 of tool lease expense as the tool lease commenced in August 2021, offset by a reduction in payroll related expense of approximately $215,000 and reduction of approximately $120,000 in outsourced research and development expenses.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs for the three months ended March 31, 2022 and 2021 were approximately $1.6 million and $1.5 million, respectively, representing an increase of approximately $135,000, or 9%. The increase in costs was primarily due to increases of approximately $122,000 in professional fees that include legal and patent fees and approximately $87,000 in insurance expenses, offset in part by a decrease of approximately $52,000 in payroll related expenses

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the three months ended March 31, 2022 and 2021 were approximately $325,000 and $266,000, respectively, representing an increase of approximately $59,000, or 22%. The increase in costs is primarily related to increased spending in new marketing initiatives including a new PR firm.

Interest income. Interest income for three months ended March 31, 2022 and 2021 was approximately $3,000 and $2,000, respectively. Interest income for each period related to interest earned on our cash and cash equivalents.

Interest expense. Interest expense for March 31, 2022 was approximately $71,000 and related to the new tool financing lease entered into in August 2021. There was no interest expense recorded for the three months ended March 31, 2021.

Provision for income taxes. The provision for income for March 31, 2021 was approximately $14,000 and related to income taxes due to a foreign country arising from withholding taxes imposed on payments received for revenue. There was no provision for income tax recorded for the three months ended March 31, 2022.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $4.1 million for the three months ended March 31, 2022 resulted primarily from our net loss of approximately $4.1 million and an increase in prepaid assets offset by stock-based compensation.

Net cash used in operating activities of approximately $3.9 million for the three months ended March 31, 2021 resulted primarily from our net loss of approximately $3.6 million, an increase of approximately $679,000 in prepaids and other assets and a decrease in accrued payroll, partly offset by $731,000 of stock-based compensation.

Net cash used in investing activities of approximately $16,000 for the three months ended March 31, 2022 and approximately $24,000 for the three months ended March 31, 2021 consisted of the purchase of computers, lab tools and leasehold improvements for the remodeled Los Gatos office space and lab tools to use with the new equipment lease in Tempe, AZ.

Net cash used by financing activities of approximately $121,000 for the three months ended March 31, 2022 related to principal payments on our financing lease offset by proceeds from the exercise of stock options.

Net cash provided by financing activities of approximately $2.8 million for the three months ended March 31, 2021 related to proceeds from the exercise of stock options and net proceeds from our at-the-market offering which began in September 2020 and concluded in January

2021.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of approximately $24.5 million and working capital of approximately $23.1 million. For the three months ended March 31, 2022, we had a net loss of approximately $4.1 million and used approximately $4.1 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates from those included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have not been any changes to our internal controls over financial reporting (as defined by Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended March 31, 2022 that have material affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q:

Exhibit No.	Description	Method of filing

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed electronically herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the on the date indicated.

ATOMERA INCORPORATED.

Date: April 27, 2022	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: April 27, 2022	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

