Form 10-Q
period 2022-06-30
Atomera Inc
filed 2022-08-02
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022.

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of July 28, 2022 was 23,627,796.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$21,838	$28,699
Prepaid expenses and other current assets	650	309
Total current assets	22,488	29,008

Property and equipment, net	176	196
Long-term prepaid maintenance and supplies	91	91
Security deposit	14	14
Operating lease right-of-use asset	801	900
Financing lease right-of-use-asset	5,212	5,851

Total assets	$28,782	$36,060

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$434	$338
Accrued expenses	213	203
Accrued payroll related expenses	510	601
Current operating lease liability	243	216
Current financing lease liability	1,395	1,395
Total current liabilities	2,795	2,753

Long-term operating lease liability	658	768
Long-term financing lease liability	3,579	4,158

Total liabilities	7,032	7,679

Commitments and contingencies (see Note 10)	–	–

Stockholders’ equity:
Preferred stock $0.001 par value, authorized 2,500 shares; none issued and outstanding at June 30, 2022 and December 31, 2021	–	–
Common stock: $0.001 par value, authorized 47,500 shares; 23,457 and 23,207 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively;	23	23
Additional paid-in capital	196,148	194,212
Accumulated deficit	(174,421)	(165,854)
Total stockholders’ equity	21,750	28,381
Total liabilities and stockholders’ equity	$28,782	$36,060

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$–	$–	$375	$400
Cost of revenue	–	–	(81)	–
Gross margin	–	–	294	400

Operating expenses
Research and development	2,433	2,069	4,772	4,298
General and administrative	1,667	1,506	3,315	3,019
Selling and marketing	347	137	672	403
Total operating expenses	4,447	3,712	8,759	7,720

Loss from operations	(4,447)	(3,712)	(8,465)	(7,320)

Other income (expense)
Interest income	35	3	38	5
Interest expense	(69)	–	(140)	–
Total other income (expense), net	(34)	3	(102)	5

Net loss before income taxes	(4,481)	(3,709)	(8,567)	(7,315)
Provision for income taxes	–	17	–	31

Net loss	$(4,481)	$(3,726)	$(8,567)	$(7,346)

Net loss per common share, basic	$(0.20)	$(0.17)	$(0.37)	$(0.33)
Net loss per common share, diluted	$(0.20)	$(0.17)	$(0.37)	$(0.33)

Weighted average number of common shares outstanding, basic	22,936	22,492	22,894	22,292
Weighted average number of common shares outstanding, diluted	22,936	22,492	22,894	22,292

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2022	23,207	$23	$194,212	$(165,854)	$28,381
Stock-based compensation	161	–	726	–	726
Stock option exercise	25	–	166	–	166
Net loss	–	–	–	(4,086)	(4,086)
Balance March 31, 2022	23,393	$23	$195,104	$(169,940)	$25,187
Stock-based compensation	33	–	859	–	859
At-the-market sale of stock, net of commissions and expenses	31	–	185	–	185
Net loss	–	–	–	(4,481)	(4,481)
Balance June 30, 2022	23,457	$23	$196,148	$(174,421)	$21,750

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2021	22,375	$22	$187,463	$(150,140)	$37,345
Stock-based compensation	71	–	731	–	731
At-the-market sale of stock, net of commissions and expenses	14	–	243	–	243
Stock option exercise	398	1	2,514	–	2,515
Warrant Exercise	223	–	–	–	–
Forfeited restricted stock awards	(54)	–	–	–	–
Net loss	–	–	–	(3,620)	(3,620)
Balance March 31, 2021	23,027	$23	$190,951	$(153,760)	$37,214
Stock-based compensation	18	–	847	–	847
Stock option exercise	59	–	354	–	354
Net loss	–	–	–	(3,726)	(3,726)
Balance at June 30, 2021	23,104	$23	$192,152	$(157,486)	$34,689

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,567)	$(7,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39	26
Operating lease right of use asset amortization	99	88
Financing lease right of use asset amortization	638	–
Stock-based compensation	1,585	1,578
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(341)	(527)
Accounts payable	96	(31)
Accrued expenses	10	(27)
Accrued payroll expenses	(91)	(383)
Operating lease liability	(83)	(12)
Net cash used in operating activities	(6,615)	(6,634)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(19)	(79)
Net cash used in investing activities	(19)	(79)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market sale of stock, net of commissions and expenses	185	243
Proceeds from exercise of stock options	166	2,869
Payments on principal of financing lease	(578)	–
Net cash provided (used) by financing activities	(227)	3,112

Net decrease in cash and cash equivalents	(6,861)	(3,601)

Cash and cash equivalents at beginning of period	28,699	37,942

Cash and cash equivalents at end of period	$21,838	$34,341

Supplemental information:
Cash paid for interest	$140	$–
Cash paid for taxes	$–	$66

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022 and 2021

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

2.	LIQUIDITY AND MANAGEMENT PLANS

At June 30, 2022, the Company had cash and cash equivalents of approximately $21.8 million and working capital of approximately $19.7 million. The Company has generated only limited revenues since inception and has incurred recurring operating losses. Accordingly, it is subject to all the risks inherent in the initial organization, financing, expenditures, and scaling of a new business that is not generating positive cashflow.

The Company has primarily financed operations through private placements of equity and debt securities, the Company’s Initial Public Offering (the “IPO”) which was consummated on August 10, 2016, and subsequent public offerings of its common stock. On May 31, 2022, Atomera entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and Craig-Hallum Capital Group LLC, as agents, under which the Company may offer and sell, from time to time at its sole discretion, shares of its $0.001 par value common stock, in “at the market” offerings to or through the agent as its sales agent, having an aggregate offering price of up to $50.0 million (the "ATM Facility”).

Based on the funds it has available as of the date of the filing of this report, the Company believes that it has sufficient capital to fund its current business plans and obligations over, at least, 12 months from the date that these financial statements have been issued. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its technology, competing technological and market developments, and the need to enter into collaborations with other companies or acquire technologies to enhance or complement its current offerings. The Company’s operating plans for the next 12 months include increased research and development headcount. For capital needs beyond the next 12 months, the Company currently expects to rely on its ATM, but the terms on which any future stock sales will occur will depend on both market conditions and the Company’s business performance, so there can be no guarantee that funds will be available on commercially reasonable terms.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 15, 2022.

Basis of presentation of unaudited condensed financial information

The unaudited condensed financial statements of the Company for the three and six months ended June 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and its results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021, was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 15, 2022. These unaudited condensed financial statements should be read in conjunction with that report.

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

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Primary geographic markets
North America	$–	$–	$75	$–
Asia Pacific	–	–	300	400
Total	$–	$–	$375	$400

Timing of revenue recognition
Products and services transferred at a point in time	$–	$–	$375	$400
Products and services transferred over time	–	–	–	–
Total	$–	$–	$375	$400

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Six Months Ended June 30,
	2022	2021
Stock Options	3,008	3,033
Unvested restricted stock	456	515
Warrants	–	2
Total	3,464	3,550

6.	LEASES

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Financing lease costs:
Amortization of ROU assets	$319	$–	$638	$–
Interest on lease liabilities	69	–	140	–
Total financing lease costs	$388	$–	$778	$–

Operating lease costs:
Fixed lease costs	$62	$62	$124	$114
Variable lease costs	–	–	–	–
Short-term lease costs	9	11	20	22
Total operating lease costs	$71	$73	$144	$136

Future minimum payments under non-cancellable leases as of June 30, 2022 were as follows (in thousands):

For the Year Ended December 31,	Financing leases	Operating leases
Remaining 2022	$718	$115
2023	1,436	296
2024	1,436	278
2025	1,436	284
2026 & thereafter	478	21
Total future minimum lease payments	$5,504	$994
Less imputed interest	(530)	(93)
Total lease liability	$4,974	$901

The below table provides supplemental information and non-cash activity related to the Company’s operating and financing leases are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$54	$36	$108	$38
Cash paid for amounts included in the measurement of financing liabilities	$359	$–	$718	$–
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$–	$–	$–	$382

The weighted average remaining discount rate is 5.25% for the Company’s operating and financing leases. The weighted average remaining lease term is 3.6 years for operating leases and 4.1 years for the financing lease.

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

7.	WARRANTS

A summary of warrant activity for six months ended June 30, 2022 is as follows (in thousands except per share amounts and contractual term):

	Number of Shares	Weighted Average Exercise Prices per Share	Weighted Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2022	1	$33.75
Forfeited	(1)	$33.75
Outstanding and exercisable at June 30, 2022	–	$–	–	–

8.	STOCK BASED COMPENSATION

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three and six months ended June 30, 2022 and 2021 for stock options and restricted stock granted under the 2017 Plan and 2007 Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$295	$267	$539	$490
General and administrative	499	554	928	1,009
Selling and Marketing	65	26	118	79
Total	$859	$847	$1,585	$1,578

As of June 30, 2022, there was approximately $7.9 million of total unrecognized compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.3 years.

The weighted average grant date fair value per share of the options granted under the Company’s 2017 Plan was $10.60 for the six months ended June 30, 2022. The weighted average grant date fair value per share of the options granted under Company’s 2017 Plan was $14.78 and $15.36 for the three and six months ended June 30, 2021, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2022 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices per Share	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2022	2,869	$6.64
Granted	175	$14.54
Exercised	(26)	$6.55
Forfeited	(3)	$28.66
Expired	(7)	$33.09
Outstanding at June 30, 2022	3,008	$7.01	5.6	$9,419
Exercisable at June 30, 2022	2,454	$6.37	4.9	$7,809

During the six months ended June 30, 2022, the Company granted options under the 2017 Plan to purchase approximately 175,000 shares of its common stock to its employees. The fair value of these options was approximately $1.9 million at the time of grant.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the six months ended June 30, 2022 (in thousands except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2022	386	$6.75
Granted	194	$14.41
Vested	(124)	$7.62
Outstanding non-vested shares at June 30, 2022	456	$9.77

During the six months ended June 30, 2022 the Company granted approximately 194,000 restricted stock awards under the 2017 Plan to its employees and directors. The fair value of these awards was approximately $2.8 million at the time of grant.

9.	PROVISION FOR INCOME TAXES

The Company recorded a provision for income taxes of approximately $17,000 and $31,000 during the three and six months ended June 30, 2021, respectively. The provision is for withholding of income taxes accrued in foreign jurisdictions where we have income. The Company recorded the provision in accordance with ASC 740 using its estimated annual tax rate and applied it to the net loss for the three and six months ended June 30, 2021. The Company did not incur withholding of income taxes for the three or six months ended June 30, 2022.

10.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

The Company may be subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of June 30, 2022, or through the date these financial statements have been issued.

11.	SUBSEQUENT EVENTS

As of August 1, 2022 the Company has issued an additional 235,050 shares through its ATM offering at an average price per share of $11.33 resulting in additional net proceeds of approximately $2.6 million.

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

Our commercialization strategy is to generate revenue through licensing arrangements whereby foundries, IDMs and fabless semiconductor manufacturers pay us a license fee for their right to use MST technology in the manufacture of silicon wafers as well as a royalty for each silicon wafer or device that incorporates our MST technology. To date we have generated revenue from (i) licensing agreements with two IDMs, one fabless manufacturer and one foundry, (ii) a joint development agreement, or JDA, with a leading semiconductor provider and (iii) engineering services provided to foundries, IDMs and fabless companies.

We were organized as a Delaware limited liability company under the name Nanovis LLC on November 26, 2001. On March 13, 2007, we converted to a Delaware corporation under the name Mears Technologies, Inc. On January 12, 2016, we changed our name to Atomera Incorporated.

On May 31, 2022, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc and Craig-Hallum Capital Group LLC, as agents, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million in an “at-the-market” or ATM offering, to or through the agents. As of June 30, 2022, 31,652 shares had been sold at an average price per share of approximately $11.24, resulting in approximately $185,000 of net proceeds to us after deducting commissions and other offering expenses.

Results of Operations

Revenues. To date, we have only generated limited revenue from customer engagements for integration engineering services, integration license agreements and a manufacturing license granted under a JDA. In the future, we expect to collect increased fees from license agreements and JDAs as well as royalties from customer sales of products that incorporate our MST technology, subject to our ability to enter into manufacturing and distribution license agreements with our current and future licensees. Our integration services consist of depositing our MST film on semiconductor wafers, delivering such wafers to customers to finalize building devices, and performing tests for customers evaluating MST. The integration license agreements we have entered into grant the licensees the right to build products that integrate our MST technology deposited by us onto their semiconductor wafers, but the agreements do not grant the licensees the rights to manufacture MST-enabled wafers in their facilities or to sell products incorporating MST. Our JDA included the grant of a manufacturing license to our customer and we were paid for such license upon delivery of our IP transfer package which enabled our customer to install MST in a tool in their facility and to use it to manufacture wafers for internal use. This JDA also contained targeted technical specifications that, if met, would result in payment of a success fee to us. Those technical objectives were met and we have collected the success fee.

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

Revenue was not recorded for the three months ended June 30, 2022 or 2021. Revenue for the six months ended June 30, 2022 and 2021 was $375,000 and $400,000, respectively. Our revenue in 2022 consisted of a success fee pursuant to our JDA and a license fee paid under an integration license agreement. Our revenue in 2021 consisted of a manufacturing license fee pursuant to our JDA.

Cost of revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to provide support for our success fee and wafers delivered as part of the integration license agreement. Cost of revenue was not recorded for the three months ended June 30, 2022 or 2021. Cost of revenue was approximately $81,000 and $0 for the six months ended June 30, 2022 and 2021, respectively. We anticipate that our cost of revenue will vary substantially depending on the mix of license and engineering services revenues we receive and the nature of products and/or services delivered in each customer engagement.

Operating expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended June 30, 2022 and 2021, our operating expenses totaled approximately $4.4 million and $3.7 million, respectively. For the six months ended June 30, 2022 and 2021 our operating expenses totaled approximately $8.8 million and $7.7 million respectively.

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

For the three months ended June 30, 2022 and 2021, we incurred approximately $2.4 million and $2.1 million, respectively, of research and development expense, an increase of approximately $364,000, or 18%. The increase was primarily due to approximately $400,000 of tool lease expense as the tool lease commenced in August 2021, offset by a reduction in payroll related expense of approximately $45,000.

For the six months ended June 30, 2022 and 2021, we incurred approximately $4.8 million and $4.3 million, respectively, of research and development expense, an increase of approximately $474,000, or 11%. The increase was primarily due to approximately $810,000 of tool lease expense as the tool lease commenced in August 2021, offset by a reduction in payroll related expense of approximately $194,000 and reduction of approximately $287,000 in outsourced research and development expenses.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs for the three months ended June 30, 2022 and 2021 were approximately $1.7 million and $1.5 million, respectively, representing an increase of approximately $161,000, or 11%. The increase in costs was primarily due to increases of approximately $92,000 in employee-related costs and legal and approximately $115,000 in patent fees, offset in part by a decrease of approximately $55,000 in stock-based compensation.

General and administrative costs for the six months ended June 30, 2022 and 2021 were approximately $3.3 million and $3.0 million, respectively, representing an increase of approximately $296,000, or 10%. The increase in costs was primarily due to increases of approximately $40,000 in employee related costs, $211,000 in legal and patent fees and $94,000 in insurance expenses, offset in part by a decrease of approximately $80,000 in stock-based compensation.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the three months ended June 30, 2022 and 2021 were approximately $347,000 and $137,000, respectively, representing an increase of approximately $210,000, or 153%. The increase in costs is primarily related to increased spending in employee related costs of approximately $87,000, an increase in outsourced marketing expenses of approximately $39,000 and an increase in stock-based compensation of approximately $38,000.

Selling and marketing expenses for the six months ended June 30, 2022 and 2021 were approximately $672,000 and $403,000, respectively, representing an increase of approximately $269,000, or 67%. The increase in costs is primarily related to increased spending in employee related costs of approximately $83,000, an increase in outsourced marketing expenses of approximately $79,000 and an increase in stock-based compensation of approximately $39,000.

Interest income. Interest income for three months ended June 30, 2022 and 2021 was approximately $35,000 and $3,000, respectively. Interest income for the six months ended June 30, 2022 was approximately $38,000 and $5,000, respectively. Interest income for each period related to interest earned on our cash and cash equivalents.

Interest expense. Interest expense for the three and six months ended June 30, 2022 was approximately $69,000 and $140,000 respectively and related to the new tool financing lease entered into in August 2021. There was no interest expense recorded for the three or six months ended June 30, 2021 because the tool financing lease commenced after those periods.

Provision for income taxes. The provision for income tax for the three and six months ended June 30, 2021 was approximately $17,000 and $31,000, respectively, and related to income taxes due to a foreign country arising from withholding taxes imposed on payments received for revenue. There was no provision for income tax recorded for the three or six months ended June 30, 2022.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $6.6 million for the six months ended June 30, 2022 resulted primarily from our net loss of approximately $8.6 million and an increase in prepaid assets offset by stock-based compensation and amortization of right-of-use assets.

Net cash used in operating activities of approximately $6.6 million for the six months ended June 30, 2021 resulted primarily from our net loss of approximately $7.3 million, an increase of approximately $527,000 in prepaid expenses and other assets and a decrease in accrued payroll expenses of approximately $383,000, offset by approximately $1.6 million of stock-based compensation.

Net cash used in investing activities of approximately $19,000 for the six months ended June 30, 2022 and approximately $79,000 for the six months ended June 30, 2021 consisted of the purchase of computers, lab tools and leasehold improvements for the remodeled Los Gatos office space and lab tools to use with the new equipment lease in Tempe, Arizona.

Net cash used by financing activities of approximately $227,000 for the six months ended June 30, 2022 primarily related to principal payments on our financing lease offset by proceeds from the exercise of stock options and net proceeds from our ATM offering.

Net cash provided by financing activities of approximately $3.1 million for the six months ended June 30, 2021 related to the exercise of approximately 458,000 stock options and net proceeds from a previous at-the-market offering which began in September 2020 and concluded in January 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of approximately $21.8 million and working capital of approximately $19.7 million. For the six months ended June 30, 2022, we had a net loss of approximately $8.6 million and used approximately $6.6 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

In June 2022, we conducted an at-the-market offering of our common shares through Oppenheimer & Co. Inc and Craig-Hallum Capital Group LLC, as agents, pursuant to which we sold 31,652 shares at an average price per share of approximately $11.24, resulting in approximately $185,000 of net proceeds to us after deducting commissions and other offering expenses.

We believe that our available working capital is sufficient to fund our presently forecasted working capital requirements for, at least, the next 12 months following the date of the filing of this report. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our MST technology, competing technological and market developments, and the need to enter into collaborations with other companies or acquire technologies to enhance or complement our current offerings. If we are not able to generate sufficient revenue from license fees and royalties in a timeframe that satisfies our cash needs, we will need to raise more capital. In the event we require additional capital, we will endeavor to acquire additional funds through various financing sources, including our ATM Facility, follow-on equity offerings, debt financing and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue-producing operations and meaningful commercial success with a smaller amount of capital. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates from those included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There have not been any changes to our internal controls over financial reporting (as defined by Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended June 30, 2022 that have material affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q:

Exhibit No.	Description	Method of filing

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed electronically herewith

10.1	Equity Distribution Agreement dated May 31, 2022 between the Company and Oppenheimer & Co. Inc. and Craig-Hallum Capital Group LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2022

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the on the date indicated.

ATOMERA INCORPORATED.

Date: August 2, 2022	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: August 2, 2022	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

