Form 10-K
period 2022-12-31
Atomera Inc
filed 2023-02-15
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $209,768,392. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock (as determined based on public filings) have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 8, 2023, there were 23,972,753 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2022. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ATOMERA INCORPORATED

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are intended to be covered by the “safe harbor” created by those sections. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “should,” “ongoing,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future financial and operating results;

•	our intentions, expectations and beliefs regarding anticipated growth, technology adoption, market penetration and trends in our business;

•	the timing and success of our plan of commercialization;

•	our ability to operate our license and royalty-based business model;

•	the effects of market conditions on our stock price and operating results;

•	our ability to maintain our competitive technological advantages against competitors in our industry;

•	our ability to have our technology solutions gain market acceptance;

•	our ability to maintain, protect and enhance our intellectual property;

•	the effects of competition in our market and our ability to compete effectively;

•	costs associated with initiating and defending intellectual property infringement and other claims;

•	our expectations concerning our relationships with customers, potential customers, partners and other third parties;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies or technologies; and

•	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company.

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

We currently generate revenue through licensing arrangements whereby our customers initially pay us a fee for an integration license that provides them the right to use MST technology (with MST film deposited for the customer by Atomera) in the manufacture of silicon wafers for internal testing and sampling. Our goal is for each integration license to be the first of a three-stage licensing process with the customer, with the first integration stage to be followed by one or more agreements granting them manufacturing and distribution licenses. Our manufacturing license grants our customer rights to manufacture MST-enabled products for internal use only and the grant typically occurs when we deliver our MST film recipe to the customer. A distribution license grants the customer the rights to manufacture MST-enabled products for sale to their customers. Agreements granting manufacturing and distribution licenses provide for substantially larger upfront license fee payments than the integration licenses, and distribution agreements will require licensees to make royalty payments to us based on the number and sales price of MST-enabled products they sell to their customers. We also generate revenue through engineering services provided to customers during their evaluation of MST technology. Starting in late 2020, we have been providing our MSTcad software which enables customers to simulate the effects of MST on their products using Synopsys, Inc.’s technology computer-aided design, or TCAD, software.

Starting in 2019, we began to develop deeper relationships with several potential large scale customers who were evaluating MST across multiple manufacturing processes and product lines. Accordingly, we have begun engaging with certain customers under an engagement format called a joint development agreement, or JDA, to certain customers. Our JDAs are customized to each customer’s goals and they include development, technology transfer, manufacturing and licensing components.

In January 2021, we entered into a JDA with a leading semiconductor provider for integration of our MST technology into their manufacturing process. Under this JDA, we granted our customer a paid manufacturing license pursuant to which the customer installed the recipe for our MST film into a tool in their fab and was authorized to fabricate semiconductor wafers incorporating MST for internal use. This JDA also includes development milestones that we achieved in February 2022, resulting in additional revenue to us. Although this JDA does not confer commercial distribution rights, we believe that successful achievement of the JDA milestones is a significant step toward commercialization, as it should facilitate progress toward integrating MST into one or more of our customer’s multiple production lines and thus provide opportunities for additional license revenues and potential royalty streams. In April 2022, we entered into a JDA with a major semiconductor foundry which contains technical targets which, if achieved, should result in a paid licenses and engineering services revenue. Although this JDA does not confer commercial distribution rights, we believe that achievement of the JDA’s technical objectives would be a significant step toward commercialization.

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

Industry Overview

Semiconductors, Generally

Recent years have seen a remarkable proliferation of consumer and commercial products, especially in wireless, automotive and high-speed devices. Cloud computing and artificial intelligence technologies have provided people with new ways to create, store and share information. At the same time, the increasing use of electronics in cars, buildings, appliances and other consumer products is creating a broad landscape of “smart” devices such as wearable technologies and The Internet of Things. These trends in both enterprise and consumer applications are driving increasing demand for integrated circuits and systems with greater functionality and performance, reduced size, and much less power consumption as key requirements. The COVID-19 pandemic accelerated trends toward remote work, cloud computing and mobile devices. These trends coincided with the rollout of 5G cellular networks and 5G-enabled devices, growing popularity of augmented and virtual reality technologies and the growth in popularity of cryptocurrencies, all of which require high levels of processing power.

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

The Pursuit of Increased Semiconductor Performance

For years, the semiconductor industry was able to almost double the number of transistors it could pack into a single microchip about every two years, a rate of improvement commonly known as “Moore’s Law.” The semiconductor industry uses the term “node” to describe the minimum line width or geometry on a semiconductor chip, expressed in nanometers, or nm, for today’s technologies. Historically, smaller nodes enables more densely packed designs that produced less costly products on a per-transistor basis. Frequently, smaller nodes also correspond to an improvement in chip performance, making them the mile markers of Moore’s Law, with each node marking a new generation of chip-manufacturing technology.

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

The designers and manufacturers of integrated circuits and systems — our targeted customers — are facing intense pressure to deliver innovative products while constantly reducing their time-to-market and prices. In other words, innovation in chip and system design today often hinges on “better, sooner and cheaper.” We believe that the semiconductor industry has accepted that moving forward in the nano-era will require adoption of new innovations that extend the scaling formula, including those based on the use of new engineered materials, a market opportunity our MST technology seeks to address. Because shrinking geometries at the smaller nodes incurs higher capital and manufacturing costs, only a limited number of companies can afford to continue investing in those nodes. We believe these constraints will cause semiconductor designers and manufacturers to turn to engineered materials, like MST, to solve this problem.

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

Applications of Mears Silicon Technology

The initial applications of MST are for power devices, RFSOI devices and advanced CMOS integrated circuits. We offer MST-SP, which is a type of MST-enabled power device that offers what we believe to be industry-leading on-resistance (also referred to as Rsp) and reduced footprint (enabling smaller devices). We believe that the MST-SP devices will have immediate application in power management integrated circuits (or PMICs) which are pervasive in hand-held, battery-powered devices and elsewhere. We also believe that insertion of MST can provide higher current and improved control of dopants, leading to improved device scaling.

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

Synopsys. Since 2017 we have worked in collaboration with Synopsys, Inc., a provider of the most broadly used TCAD simulation software in the semiconductor industry. As a result of our collaboration, Synopsys’ software now supports modeling of MST, which enables semiconductor manufacturers and designers to model the interaction of MST with other process steps. In December 2020, we announced availability of our MSTcadTM software which runs on Synopsys’ Sentaurus TCAD software and enables semiconductor engineers to simulate the benefits of integrating MST in a variety of devices. We continually refine our MSTcad software by calibrating our models against measured silicon results and we regularly release updates to that software. We believe these capabilities are helping us focus integration efforts for potential customers more quickly on those areas most likely to deliver benefits, thus shortening test cycles and, we believe, accelerating the time to a license decision. In the last three years, semiconductor fabs have generally been running at high capacity to keep up with industry supply shortages which has made it challenging for us to run wafers through our customers’ fabrication lines. MSTcad has been increasingly used by existing and potential customers to identify applications where MST can have the greatest benefit, without requiring access to customer fabs.

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

We believe that our success is dependent upon the adoption of our MST technology through to commercial production by at least one IDM, foundry, or fabless semiconductor manufacturer. As of the date of this Annual Report, MST was in the integration phase (Phase Three as described above) on 14 different engagements and one engagement in Phase Four (process installation). Subject to process and subsequent product qualifications that demonstrate, in commercial scale production, the enhancements we believe our MST technology offers, including increased speed, reliability and energy efficiency, we expect that one or more of these companies will obtain licenses from us to take our MST technology to commercial production.

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

Customers

In January 2021, we entered into a JDA with a leading semiconductor provider for integration of our MST technology into their manufacturing process. Under this JDA we granted our customer a paid manufacturing license pursuant to which the customer installed the recipe for our MST film into a tool in their fab and was authorized to fabricate semiconductor wafers incorporating MST for internal use. This JDA also includes development milestones that we achieved in February 2022, resulting in additional revenue to us. Although this JDA does not confer commercial distribution rights, we believe that successful achievement of the JDA milestones is a significant step toward commercialization as it should facilitate progress toward integrating MST into one or more of our customer’s multiple production lines and thus provide opportunities for additional license revenues and potential royalty streams. In April 2022, we entered into a JDA with a major semiconductor foundry.

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

We intend that each integration license agreement will be the first of a three-stage licensing process with each of AKM, ST, our RF licensee and our foundry licensee, to be followed by manufacturing and distribution license agreements with each of them. Those manufacturing and distribution license agreements, if executed, will allow each licensee to manufacture – or in the case of our RF licensee, to have its foundry partner manufacture – MST-enabled products and to sell them to their customers. We expect that the manufacturing and distribution agreements will provide for substantially larger upfront license fee payments than the integration license fees and will require the respective licensees to make royalty payments to us based on the number and sales price of MST-enabled products they sell to their customers. However, our ability to enter into royalty-based manufacturing and distribution agreements with our licensees under our integration license agreements will depend, in large part, on the performance of devices they build using MST and the successful integration of our MST technology on a high-volume production scale. There can be no assurance that our MST technology will deliver the performance, power, cost reduction or other requirements our customers seek for their products or that the integration of our technology with our customers’ manufacturing process will be successful in high volume. In addition, even if our MST technology meets our customers’ technical objectives one or more of our licensees may decide, for reasons unrelated to the price or performance of our MST technology, not to enter into manufacturing and distribution license agreements.

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

Research and Development

The principal focus of our research and development efforts is on enabling existing and prospective customers to integrate MST into their manufacturing processes and enable them to commercialize MST-enabled semiconductor products. We also dedicate research and development resources to evolving and expanding our technology to address new process technologies in the semiconductor industry roadmap. Our research and development is conducted internally, but we work closely with third parties in the semiconductor industry to evaluate and qualify our technology for incorporation into semiconductor products and fabrication equipment. During the years ended December 31, 2022 and 2021, we incurred research and development expenses of approximately $10.0 million and $8.8 million, respectively.

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

Intellectual Property Rights

We regard the protection of our technologies and intellectual property rights as an important element of our business operations and crucial to our success. We rely primarily on a combination of patent laws, trade secret laws, confidentiality procedures, and contractual provisions to protect our proprietary technology. We require our employees, consultants, and advisors to enter into confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except under specific circumstances. In the case of our employees and consultants, the agreements provide that all of the technology that is conceived by the individual during the course of employment is our exclusive property. The development of our technology and many of our processes are dependent upon the knowledge, experience, and skills of key scientific and technical personnel.

As of December 31, 2022, we have been granted 126 patents in the U.S. and 107 abroad. Our core patents relating to MST cover materials, physical structures and manufacturing processes. Our core patents relating to MST were filed beginning on August 22, 2003 and have grant dates beginning on December 14, 2004. Our MST patent portfolio begins to expire commencing August 22, 2023. Our patent portfolio has grown significantly over the last five years and during 2022 we were issued 20 new patents worldwide, an annual increase of 9%. We believe our core patents adequately block competitors from using our MST technology without our approval and our patent activity over the past five years has focused on extending the scope of our portfolio through a variety of means, including but not limited to patenting new structures, materials and methods uniquely enabled by MST technology. However, there can be no assurance that one or more of our patents would survive a legal challenge to their scope, validity, or enforceability, or provide significant protection for us. The failure of our patents, or the failure of trade secret laws, to adequately protect our technology, might make it easier for our competitors to offer similar products or technologies or for our potential customers to build products with methods and materials similar to MST without paying us a license fee. In addition, patents may not issue from any of our current or future applications.

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

Risks Related to Our Business

We only recently commenced limited revenue producing operations, so it is difficult for potential investors to evaluate our business. To date, our operations have consisted of technology research and development, testing, and joint development work with customers, potential customers and strategic partners. Our business model is to derive our revenue primarily from license fees and royalties, but to date we have only recognized minimal engineering services and licensing revenues. Our limited operating history makes it difficult to evaluate the commercial value of our technology or our prospective operations. As an early-stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

•	the timing and success of our plan of commercialization and the fact that we have not entered into a royalty-based manufacturing or distribution license with a potential customer;

•	our ability to replicate on a large commercial scale the benefits of our MST technology that we have demonstrated in preliminary testing;

•	our ability to execute joint development agreements with potential customers;

•	our ability to structure, negotiate and enforce license agreements that will allow us to operate profitably;

•	our ability to advance the licensing arrangements with our initial integration licensees, Asahi Kasei Microdevices, STMicroelectronics, our foundry licensee and our RF licensee, to royalty-based manufacturing and distribution licenses;

•	our success in capitalizing on the achievement of the technical milestones in our first JDA in order to enter into one or more distribution and royalty agreements with business units of that JDA customer as well as our success in meeting technical milestones in the JDA with our second JDA customer;

•	our ability to successfully operate, the epitaxial deposition reactor for processing 300mm wafers, together with supporting equipment, that we recently began using for internal research and development and to support customer activities;

•	our ability to protect our intellectual property rights; and

•	our ability to raise additional capital as and when needed.

Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We have a history of significant operating losses and anticipate continued operating losses for at least the near term. For the years ended December 31, 2022 and 2021, we have incurred net losses of approximately $17.4 million and $15.7 million, respectively, and our operations have used approximately $12.5 million and $12.4 million of cash, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $183.3 million. We will continue to experience negative cash flows from operations until at least such time as we are able to secure manufacturing and distribution license agreements with one or more foundries, IDMs or fabless semiconductor manufacturers. While management will endeavor to generate positive cash flows from the commercialization of our MST technology, there can be no assurance that we will be successful doing so. If we are unable to generate positive cash flow within a reasonable period of time, we may be unable to further pursue our business plan or continue operations.

While we have entered into four integration license agreements and two joint development agreements, there can be no assurance that any of these relationships will advance to further licensing stages or to royalty-based distribution license agreements. In September and October 2018, respectively, we entered into separate license agreements with AKM and ST, both of which are leading IDMs. In October 2019, we entered into a license agreement with a leading RF semiconductor supplier. In December 2021, we entered into a JDA with a leading semiconductor manufacturer. In February 2022, we entered into an integration license agreement with a semiconductor foundry. In April 2022 we entered into a JDA with a major semiconductor foundry. Our integration licensees have paid us licensing fees for the right to build products that integrate MST technology onto their semiconductor wafers, but the agreements do not grant the licensees the right to sell products incorporating MST. Such rights require our integration licensees to enter into additional license agreements that, if executed, would allow each licensee or their foundry to manufacture MST-enabled products and to sell them to their customers. We expect that the manufacturing and distribution agreements will provide for substantially larger upfront license fee payments than integration license fees and that the agreements will require the respective licensees to make royalty payments to us based the number and sales price of MST-enabled products they sell to their customers. However, our ability to enter into royalty-based manufacturing and distribution agreements with our current integration licensees or with new customers will depend, in large part, on the performance of devices they build using MST and the successful integration of our MST technology on a high-volume production scale. Our first JDA customer paid us for a manufacturing license in the first quarter of 2021 when we delivered our MST recipe to them. In February 2022, we successfully achieved all the development milestones in the JDA resulting in additional revenue. Nevertheless, neither of our JDAs commits the customers to take MST to production. There can be no assurance that our MST technology will deliver the performance, power or other requirements our customers seek for their products or that the integration of our technology with our customers’ manufacturing process will be successful in high volume. In addition, even if our MST technology is successfully integrated into the licensees’ products, any or all of our licensees may decide, for reasons unrelated to the price or performance of our MST technology, not to enter the subsequent license agreements required to take MST to commercial production.

AKM, one of our licensees, suffered a total loss of one of its fabs due to a fire, impacting their production capability and delaying their work with us. On October 20, 2020, a fire broke out in AKM’s factory in Nobeoka, Japan which lasted three days, causing substantial damage to the building and equipment. AKM subsequently decided not to resume manufacturing at that site. Although Atomera’s work under our integration license agreement with AKM did not involve wafers in commercial production in this fab, the fire substantially disrupted AKM’s business and interrupted their integration and testing of MST. We expect that cooperation on integrating MST into AKM’s products will continue, but the fire has cast doubt on the timing for moving toward a manufacturing license or commercial distribution as AKM has moved production previously carried out in the Nobeoka fab to an external foundry.

We expect that our product qualification and licensing cycle will be lengthy and costly, and our marketing, engineering and sales efforts may be unsuccessful. We have incurred significant engineering, marketing and sales expenses during customer engagements without entering into license agreements, generating a license fee or establishing a royalty stream from the customer and we expect that such investments ahead of license revenue will continue to be necessary in the future. The introduction of any new process technology into semiconductor manufacturing is a lengthy process and we cannot forecast with any degree of assurance the length of time it takes to establish a new licensing relationship. However, based on our engagements with potential customers to date, we believe the time from initial engagement until our customers incorporate our technologies in their semiconductor products, can take 18 to 36 months or longer. Our integration license agreements with our current licensees do not commit them to manufacturing or distribution licenses and we expect those licensees to perform additional tests on evaluation wafers under their respective integration licenses before deciding whether to enter the next stages of licensing MST. As such, we will incur additional expenses in our engagements with our licensees before we receive license fees, if any, for manufacturing and distribution and before any subsequent royalty stream begins. Although we have successfully completed the objectives of our first JDA and granted that customer a manufacturing license, the agreement does not commit our customer to a distribution license. While we believe our JDAs and our integration license agreements should accelerate licensing decisions by other customers, the evaluation process for new technologies in the semiconductor industry is inherently long and complex and there can be no assurance that we will successfully convert other customer prospects into paying customers or that any of these customers will generate sufficient revenue to cover our expenses.

Qualification of our MST technology requires access to our potential customers’ manufacturing tools and facilities, as well as to leased tools and facilities, which may not be available on a timely basis or at all. The qualification of a new process technology like MST entails the integration of our MST film into the complex manufacturing processes employed by our potential customers. In order to validate the benefits of MST, our customer engagement process involves fabrication of wafers that incorporate MST deposited by us using our epitaxial deposition tools and then completing the manufacturing of the wafers in our customers’ facilities using their tools. The semiconductor industry in 2022 exceeded $550 billion in sales, and over the past three years the industry has been characterized by product shortages as strong demand has outstripped supply, resulting in tight capacity among our potential customers. Although these supply/demand imbalances and tight capacity conditions have eased in recent months, we have experienced delays in completing the processing of evaluation wafers by our customers as those customers prioritize utilization of their equipment for production use. If our customers do not dedicate their equipment and facilities to testing our products in a timely fashion, we may experience delays that will increase our expenses and delay our customers’ decisions on entering into a commercial license with us. Additionally, we conduct our ongoing research and development and portions of our customer evaluation activities using a leased epitaxial (epi) deposition tool that we believe will accelerate internal development work and customer engagements. However, epi tools require ongoing, complex maintenance and they have been and will continue to be subject to both planned and unplanned downtime. Any interruption in our epi tool availability may negatively impact the progress of customer work as well as our internal research and development and accordingly could delay or prevent customers from entering into commercial licenses.

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

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2022, we had total assets of approximately $26.7 million, cash and cash-equivalents of approximately $21.2 million and working capital of approximately $18.7 million. We believe that we have sufficient capital to fund our current business plans and obligations over, at least, the 12 months following the date of this Annual Report. However, even after installation of MST in a customer’s fab under a manufacturing license, the full production qualification of a new technology like MST can take more than an additional year, and we have limited ability to influence our customers’ testing and qualification processes. Accordingly, we may require additional capital prior to obtaining a royalty-based license or prior to such a license generating sufficient royalty income to cover our ongoing operating expenses. In the event we require additional capital over and above the amount of our presently available working capital, we will endeavor to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve material revenue with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2022 and February 8, 2023, the reported high and low sales prices of our common stock have ranged from $5.75 to $21.28. The market price of our shares on the NASDAQ Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

•	actual or anticipated variations in our results of operations and financial condition;

•	market acceptance of our MST technology;

•	success or failure of our research and development projects;

•	announcements of technological innovations by us;

•	failure by us to achieve a publicly announced milestone;

•	failure by us to meet expectations of investors, some of which may not be within our control or related to our public announcements;

•	delays between our expenditures to develop and market new or enhanced technological innovations and the generation of licensing revenue from those innovations;

•	developments concerning intellectual property rights, including our involvement in litigation brought by or against us;

•	changes in the amounts that we spend to develop, acquire or license new technologies or businesses;

•	our sale or proposed sale, or the sale by our significant stockholders, of our shares or other securities in the future;

•	changes in our key personnel;

•	changes in earnings estimates or recommendations by securities analysts, if we continue to be covered by analysts;

•	the trading volume of our shares; and

•	general economic and financial market conditions and other factors, including factors unrelated to our operating performance.

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

Our executive offices are presently located in a 4,101 square foot facility in Los Gatos, California pursuant to a five-year lease, expiring on January 31, 2026. As part of the amended lease entered into in August 2020, our current lease payment is $17,185.

We lease shared office space in Cambridge Massachusetts from which we conduct certain research activities. The Cambridge facilities are occupied pursuant to a month-to-month lease at a rate of $2,942 per month which has been effective since January 1, 2020.

Beginning in March 2021, we began leasing 474 square feet of office space in Tempe, Arizona. This lease has a two-year term, with an option to extend for an additional three years. The renewal option was exercised in January 2023. Our current monthly lease payment is $1,239 and will increase to $1,277 in March 2023.

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

Holders of Record

As of February 1, 2023, there were 151 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings, if any, to finance the operation and expansion of our business.

Equity Compensation Plan Information

Our 2007 Equity Incentive Plan, or 2007 Plan, expired in March 2017, however all options and warrants outstanding at the time of the expiration remained outstanding and exercisable by their term. As of December 31, 2022, options to purchase [•] shares of common stock were outstanding.

In May 2017, we established our 2017 Stock Incentive Plan, or 2017 Plan. The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants. We have reserved a total of 3,750,000 shares of common stock for issuance under the 2017 Plan. All employees, officers, directors, consultants, advisors and other persons who provide services to us or any of our subsidiaries are eligible to receive incentive awards under the 2017 Plan. As of December 31, 2022, awards of 3,072,791 shares of common stock had been granted under the 2017 Plan, net of forfeited restricted stock and option awards and a total of 677,209 shares of common stock are reserved for issuance.

The following table sets forth certain information as of December 31, 2022 about our stock plans under which our equity securities are authorized for issuance (in thousands, except exercise price).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	3,009	$7.07	677
Equity compensation plans not approved by security holders	–	–	–
Total	3,009	$7.07	677

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On May 31, 2022, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc and Craig-Hallum Capital Group LLC, as agents, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate offering proceeds of up to $50.0 million in an “at-the-market” or ATM offering, to or through the agents. During the year ended December 31, 2022, approximately 527,000 shares were sold at an average price per share of approximately $11.68, resulting in approximately $5.8 million of net proceeds to us after deducting commissions and other offering expenses.

Results of Operations for the Years Ended December 31, 2022 and 2021

Revenues. To date, we have only generated limited revenue from customer engagements for integration engineering services, integration license agreements, a manufacturing license granted under a JDA, a success fee for achievement of milestones under that JDA and licensing our MSTcad software. In the future, we expect to collect increased fees from license agreements and JDAs as well as royalties from customer sales of products that incorporate our MST technology, subject to our ability to enter into manufacturing and distribution license agreements with our current and future licensees. Our integration services consist of depositing our MST film on semiconductor wafers, delivering such wafers to customers to finalize building devices, and performing tests for customers evaluating MST. The integration license agreements we have entered into to date grant the licensees the right to build products that integrate our MST technology deposited by us onto their semiconductor wafers, but the agreements do not grant the licensees the rights to manufacture on their site or to sell products incorporating MST. Our first JDA included the grant of a manufacturing license to our customer and we were paid for such license upon delivery of our IP transfer package which enabled our customer to install MST in a tool in their facility and to use it to manufacture wafers for internal use. This JDA also contained targeted technical specifications that, if met, would result in payment of a success fee to us. Those technical objectives were met and we have collected the success fee.

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

Revenue for the years ended December 31, 2022 and 2021 was approximately $382,000 and $400,000, respectively. Our revenue for 2022 consisted of a success fee pursuant to our JDA, a license fee paid under an integration license agreement and MSTcad license revenue. Our revenue for 2021 consisted of a manufacturing license fee pursuant to our JDA.

Cost of Revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to provide integration engineering services. Cost of revenue was approximately $81,000 and $0 for the years ended December 31, 2022 and 2021, respectively. We anticipate that our cost of revenue will vary substantially depending on the mix of license and engineering services revenues we receive and the nature of products and/or services delivered in each customer engagement.

Operating Expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the years ended December 31, 2022 and 2021 our operating expenses totaled approximately $17.8 million and $15.9 million, respectively.

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

For the years ended December 31, 2022 and 2021, we incurred approximately $10.0 million and $8.8 million, respectively, of research and development expense, an increase of approximately $1.3 million, or 14%. The increase was primarily due to approximately $850,000 of increased tool lease related expenses as the tool lease commenced in August 2021, and increase of approximately $246,000 in stock-based compensation and an increase of approximately $180,000 in technical consulting expenses.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs for the years ended December 31, 2022 and 2021 were approximately $6.4 million and $6.2 million, respectively, representing an increase of approximately $277,000, or 4%. The increase in costs was primarily due to an increase of approximately $103,000 in patent fees and legal fees associated with our patents, an increase of approximately $95,000 in insurance costs and increase of approximately $86,000 in payroll related expenses.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the years ended December 31, 2022 and 2021 were approximately $1.3 million and $986,000, respectively, representing an increase of approximately $362,000, or 37%. The increase in costs is primarily related to increased spending in employee-related costs of approximately $104,000, an increase in outsourced marketing expenses of approximately $83,000 and an increase in stock-based compensation of approximately $77,000.

Interest income. Interest income for the years ended December 31, 2022 and 2021 was approximately $340,000 and $9,000, respectively. Interest income for each period related to interest earned on our cash and cash equivalents and the increase was primarily due to progressively higher interest rates during these periods.

Interest expense. Interest expense for the years ended December 31, 2022 and 2021 was approximately $255,000 and $128,000, respectively. Interest expense is related to the new tool financing lease entered into in August 2021.

Provision for income taxes. The provision for income tax for the year ended December 31, 2021 was $66,000 and related to income taxes due to a foreign country arising from withholding taxes imposed on payments received for revenue. There was no provision for income tax recorded for the year ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of approximately $21.2 million and working capital of approximately $18.7 million. For the year ended December 31, 2022, we had a net loss of approximately $17.4 million and used approximately $12.5 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

During the year ended December 31, 2022, we sold approximately 527,000 shares pursuant to our ATM at an average price per share of approximately $11.68, resulting in approximately $5.8 million of net proceeds to us after deducting commissions and other offering expenses

We believe that our available working capital is sufficient to fund our presently forecasted working capital requirements for, at least, the next 12 months following the date of the filing of this report. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our MST technology, competing technological and market developments, and the need to enter into collaborations with other companies or acquire technologies to enhance or complement our current offerings. If we are not able to generate sufficient revenue from license fees and royalties in a time frame that satisfies our cash needs, we will need to raise more capital. In the event we require additional capital, we will endeavor to acquire additional funds through various financing sources, including our ATM Facility, follow-on equity offerings, debt financing and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue-producing operations and meaningful commercial success with a smaller amount of capital. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

Cash Flows from Operating, Investing and Financing Activities:

 Net cash used in operating activities of approximately $12.5 million for year ended December 31, 2022 resulted primarily from our net loss of approximately $17.4 million adjusted by approximately $3.4 million of stock-based compensation expense and amortization of right-of-use assets of approximately $1.4 million

 Net cash used in operating activities of approximately $12.4 million for year ended December 31, 2021 resulted primarily from our net loss of approximately $15.7 million adjusted by approximately $3.0 million of stock-based compensation expense.

Net cash used by investing activities of approximately $39,000 and approximately $109,000 for the years ended December 31, 2022 and 2021, respectively, consisted of the purchase of computers, lab tools and leasehold improvements for the remodeled Los

Gatos office space and our new Tempe office space.

Net cash provided by financing activities of approximately $5.0 million for the year ended December 31, 2022. related primarily to net proceeds from our at-the-market offering during the year ended December 31, 2022 offset in part by approximately $984,000 in principal payments on our financing lease.

Net cash provided by financing activities of approximately $3.3 million for the year ended December 31, 2021 related to the exercise of approximately 571,000 stock options and net proceeds from our at-the-market offering in January 2021. These amounts were offset in part by approximately $470,000 in principal payments on our financing lease.

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

Leases

We account for leases in accordance with Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2016-02, Leases (Topic 842). We determine if a contract contains a lease in whole or in part at the inception of the contract. Right-of-use (“ROU”) assets represent its right to use an underlying asset for the lease term while lease liabilities represent its obligation to make lease payments arising from the lease. All leases greater than 12 months result in the recognition of a ROU asset and a liability at the lease commencement date based on the present value of the lease payments over the lease term. Lease expenses for operating leases is recognized on a straight-line-basis over the lease term. Lease expenses for financing leases is amortization of the he ROU assets over the life of the lease and interest expense is recognized on the liability.

Stock-based Compensation

We have stock-based compensation programs, which include restricted stock awards (“RSAs”) and stock options and an employee stock purchase plan. We account for stock-based compensation expense, including the expense for grants of RSAs and stock options that may be settled in shares of our common stock, based on the fair values of the equity instruments issued. The fair value is determined on the measurement date, which is the date of grant. The fair value of our RSAs is measured at the market price of our common stock on the measurement date amortized over the vesting period of the award. The fair value for our stock option awards is determined at the grant date using the Black-Scholes Option Pricing Model and amortized over the vesting period of the option.

Assumptions for the Black-Scholes valuation model used for employee stock awards include:

•	Expected term – We derived the expected term for employee stock awards using limited historical information to develop expectations about future exercise patterns and post vesting employment termination behavior.

•	Expected volatility – Volatility is estimated using Atomera’s historical volatility for similar terms.

•	Expected dividend rate – We have not declared or paid dividends to our stockholders and have no plans to pay dividends; therefore, we have assumed an expected dividend yield of 0%.

•	Risk-free interest rate – The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected terms of the associated awards.

•	The fair value of our common stock is measured at the market price on the measurement date.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Atomera Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atomera Incorporated (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2015.

Los Angeles, CA
February 15, 2023

Atomera Incorporated

Balance Sheets

(in thousands, except per share data)

	December 31,
	2022	2021
ASSETS

Current Assets:
Cash and cash equivalents	$21,184	$28,699
Prepaid expenses and other current assets	418	309
Total current assets	21,602	29,008

Property and equipment, net	158	196
Long-term prepaid maintenance and supplies	91	91
Security deposit	14	14
Operating lease right-of-use-asset	700	900
Financing lease right-of-use-asset	4,164	5,851

Total assets	$26,729	$36,060

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$397	$338
Accrued expenses	173	203
Accrued payroll related expenses	967	601
Current operating lease liability	245	216
Current financing lease liability	1,126	1,395
Total current liabilities	2,908	2,753

Long-term operating lease liability	521	768
Long-term financing lease liability	2,986	4,158

Total liabilities	6,415	7,679

Commitments and contingencies (see Note 8)	–	–

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 2,500 shares: none issued and outstanding at December 31, 2022 and 2021	–	–
Common stock, $0.001 par value, authorized 47,500 shares; 23,973 shares issued and outstanding at December 31, 2022 and 23,207 issued and outstanding as of December 31, 2021	24	23
Additional paid-in capital	203,585	194,212
Accumulated deficit	(183,295)	(165,854)
Total stockholders’ equity	20,314	28,381

Total liabilities and stockholders’ equity	$26,729	$36,060

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2022	2021
Revenue:	$382	$400
Cost of revenue	(81)	–
Gross margin	301	400

Operating Expenses:
Research and development	10,038	8,779
General and administrative	6,441	6,164
Selling and marketing	1,348	986
Total operating expenses	17,827	15,929

Loss from operations	(17,526)	(15,529)

Other income (expense):
Interest income	340	9
Interest expense	(255)	(128)
Total other income (expense), net	85	(119)

Net loss before income taxes	(17,441)	(15,648)
Provision for income taxes	–	66

Net loss	$(17,441)	$(15,714)
Net loss per common share, basic	$(0.75)	$(0.70)
Net loss per common share, diluted	$(0.75)	$(0.70)

Weighted average number of common shares outstanding, basic	23,157	22,492
Weighted average number of common shares outstanding, diluted	23,157	22,492

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2021	22,375	$22	$187,463	$(150,140)	$37,345
Stock-based compensation	89	–	2,973	–	2,973
Warrant exercises	223	–	–	–	–
Stock option exercises	571	1	3,533	–	3,534
Forfeited restricted stock awards	(65)	–	–	–	–
At-the-market sale of stock, net of commissions and expenses	14	–	243	–	243
Net loss	–	–	–	(15,714)	(15,714)
Balance December 31, 2021	23,207	$23	$194,212	$(165,854)	$28,381
Stock-based compensation	194	–	3,367	–	3,367
Stock option exercises	45	–	244	–	244
At-the-market sale of stock, net of commissions and expenses	527	1	5,762	–	5,763
Net loss	–	–	–	(17,441)	(17,441)
Balance December 31, 2022	23,973	$24	$203,585	$(183,295)	$20,314

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(17,441)	$(15,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77	67
Operating lease right of use asset amortization	200	186
Financing lease right of use asset amortization	1,229	532
Stock-based compensation	3,367	2,973
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(108)	(177)
Accounts payable	59	(104)
Accrued expenses	(30)	(10)
Accrued payroll expenses	366	(104)
Operating lease liability	(218)	(90)
Net cash used in operating activities	(12,499)	(12,441)

CASH FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(39)	(109)
Net cash used in investing activities	(39)	(109)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market sale of stock, net of commissions and expenses	5,763	243
Proceeds from exercise of stock options	244	3,534
Payments of principal for financing lease	(984)	(470)
Net cash provided by financing activities	5,023	3,307

Net increase/(decrease) in cash and cash equivalents	(7,515)	(9,243)

Cash and cash equivalents at beginning of year	28,699	37,942

Cash and cash equivalents at end of year	$21,184	$28,699

Supplemental information:
Cash paid for interest	$255	$128
Cash paid for taxes	$–	$66

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Notes to the Financial Statements

1.	NATURE OF OPERATIONS

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

At December 31, 2022, the Company had cash and cash equivalents of approximately $21.2 million and working capital of approximately $18.7 million. The Company has generated only limited revenues since inception and has incurred recurring operating losses. Accordingly, it is subject to all the risks inherent in the initial organization, financing, expenditures, and scaling of a new business that is not generating positive cashflow.

The Company has primarily financed operations through private placements of equity and debt securities, the Company’s Initial Public Offering (the “IPO”) which was consummated on August 10, 2016, and subsequent public offerings of its common stock. On May 31, 2022, Atomera entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and Craig-Hallum Capital Group LLC, as agents, under which the Company may offer and sell, from time to time at its sole discretion, shares of its $0.001 par value common stock, in “at the market” offerings to or through the agent as its sales agent, having aggregate offering proceeds of up to $50.0 million (the “ATM Facility”).

Based on the funds it has available as of the date of the filing of this report, the Company believes that it has sufficient capital to fund its current business plans and obligations over, at least, 12 months from the date that these financial statements have been issued. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its technology, competing technological and market developments, and the need to enter into collaborations with other companies or acquire technologies to enhance or complement its current offerings. The Company’s operating plans for the next 12 months include increased research and development expenses. For capital needs beyond the next 12 months, the Company currently expects to rely, in part, on its ATM, but the terms on which any future stock sales will occur will depend on both market conditions and the Company’s business performance, so there can be no guarantee that funds will be available on commercially reasonable terms.

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

Concentration of Credit Risk and Major Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and accounts receivable. Two customers each represented 79% and 20%,of revenue during the year ended December 31, 2022 and one customer represented 100% of revenue during the year ended December 31, 2021.

At times, the amounts on deposit at the financial institution exceed the federally insured limits. Management believes that the financial institution which holds the Company’s cash is financially sound and, accordingly, minimal credit risk exists. As of December 31, 2022 and 2021, the Company’s cash balances were in excess of insured limits maintained at the financial institution.

Accounts Receivable

The Company grants credit to its business customers. Collateral is generally not required for trade receivables. The Company maintains allowances for potential credit losses when necessary. Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, and an analysis of days sales outstanding by customer. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2022 and 2021, there were no allowances for doubtful accounts since the balances were collected during the year.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with authoritative guidance which requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. During the years ended December 31, 2022 and 2021, the Company had noted no indicators of impairment.

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

For recognizing integration service revenue from integration license agreements, the Company assesses (i) whether the license grant is distinct from or combined with the transfer of goods or services and (ii) whether the license is a right to access intellectual property or a right to use the intellectual property. For licenses that are not distinct, but combined with other goods or services, the revenue is recognized at a point in time or over time as the obligations to perform the combined services and/or deliver the combined goods are satisfied. The Company’s integration license agreements contain a technology grant as well as a performance obligation to deliver wafers with its technology deposited on them. The Company has determined the grant of rights in these integration license agreements is not distinct from the integration service. Accordingly, revenue from integration license agreements is recognized as the service is provided to the customer. For manufacturing licenses, revenue is recognized at the point in time when the Company delivers its MST recipe because this license confers a right to use the Company’s technology and not a right to access the technology over time. The Company’s MSTcad licenses grant customers the right to use MSTcad software to simulate the effects of incorporating MST technology into their semiconductor manufacturing process. Such MSTcad licenses are granted on a monthly basis and revenue is recognized over time.

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

Leases

The Company accounts for leases in accordance Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2016-02, Leases (Topic 842). The Company determines if a contract contains a lease in whole or in part at the inception of the contract. Right-of-use (“ROU”) assets represent its right to use an underlying asset for the lease term while lease liabilities represent its obligation to make lease payments arising from the lease. All leases greater than 12 months result in the recognition of a ROU asset and a liability at the lease commencement date based on the present value of the lease payments over the lease term. Leases are accounted for as operating leases unless it meets one of the following criteria: (a) the lease term accounts for most of the remaining economic life of the underlying asset; (b) the present value of the lease payments is over 90% of the fair value of the underlying asset; (c) the underlying asset would have no alternative use for the lessor at the end of the lease; or (d) ownership of the underlying assets transfers to the Company at the end of the lease term. If the lease meets one of these criteria, then it would be accounted for as financing lease and the ROU assets would be amortized over the life of the lease and interest expense is recognized on the liability.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are not recorded as a tax benefit or expense in the current year. The Company recognizes interest and penalties, if any, related to uncertain tax positions in interest expense. No interest and penalties related to uncertain tax positions were accrued at either December 31, 2022 or 2021.

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

The Company recognizes revenue in accordance with ASC 606. The amount of revenue that the Company recognizes reflects the consideration it expects to receive in exchange for goods or services and such revenue is recognized at the time when goods or services are transferred and/or delivered to its customers. Revenue is recognized when the Company satisfies a performance obligation by transferring the product or service to the customer, either at a point in time or over time. The Company usually recognizes revenue from integration service agreements and from manufacturing licenses at a point in time. Revenue from integration license agreements and from MSTcad licenses are recognized over a period of time.

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Primary geographic markets
North America	$82	$–
Asia Pacific	300	400
Total	$382	$400

Timing of revenue recognition
Products and services transferred at a point in time	$375	$400
Products and services transferred over time	7	–
Total	$382	$400

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021
Stock Options	3,009	2,869
Unvested restricted stock	340	386
Warrants	–	1
	3,349	3,256

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$210	$200
Computer equipment	145	132
Furniture and fixtures	85	85
Leasehold improvements	24	24
Software	4	4
Office equipment	4	4
	472	449
Less: Accumulated depreciation and amortization	(314)	(253)
	$158	$196

Depreciation and amortization expense relating to property and equipment was approximately $77,000 and $67,000 for the years ended December 31, 2022 and 2021, respectively. The Company depreciates computer equipment, laboratory equipment and office equipment on straight-line basis over three years. Furniture and fixtures are depreciated on a straight-line basis over five years. The Company amortizes software on straight-line basis over three years. Leasehold improvements are amortized over the remaining life of the lease.

7.	LEASES

The Company leases corporate office space in Los Gatos, California. In August 2020, the Company and its landlord amended the lease for this office. The amendment extended the expiration date of the operating lease to January 2026 and increased the space from 3,396 square feet to 4,101 square feet. Under ASC 842, the lease amendment was treated as a separate lease for the new space and a modification of the lease for the original space. In January 2021 the additional space became available for use, and the Company recorded an additional ROU asset and corresponding liability of approximately $144,000. The lease liability is based on the present value of the minimum lease payments, discounted using the Company’s estimated incremental borrowing rate of 5.25%. The lease contains escalating payments on the anniversary of the original commencement which are included in the measurement of the initial lease liability. Additional payments based on a change in the Company’s share of the operating expenses, including property taxes and insurance, are recorded as a period expense when incurred.

In March 2021, the Company began leasing 474 square feet of office space in Tempe, Arizona. The new lease is classified as an operating lease with an initial term of two years and an option to extend for an additional three years through February 2026. The renewal option was exercised in January 2023. The lease also contains a performance standard for research collaboration with Arizona State University. The agreement requires a minimum value of collaborative research in each year of the lease. The lease is accounted for under ASC 842 and accordingly, the research payments are included in the ROU and lease liability at the commencement. In March 2021, the Company recorded an ROU and associated lease liability of approximately $238,000. The lease liability is based on the present value of the minimum lease payments, discounted using the Company’s estimated incremental borrowing rate of 5.25% over five years, as the Company expects to lease the space through the three-year extension. The lease also contains escalating payments on the anniversary of the original commencement which are included in the measurement of the initial lease liability.

In October 2019, the Company entered into an agreement to lease a tool for use in the development of the Company’s technology. The lease is for five years at $150,000 per month and commenced on August 1, 2021. A prepayment of $450,000 was made in year ended December 31, 2020 which represents the final three monthly payments under the lease and was recorded as a long-term prepaid until the lease commencement. At commencement, the Company recorded an ROU asset of approximately $6.4 million and a corresponding lease liability of approximately $6.0 million. The lease was classified as a financing lease and accordingly, amortization is recorded as a research and development expense in the Company’s statement of operations. Interest expense is also recorded and included in other income or expense in the Company’s statement of operations. The lease liability is based on the present value of the minimum lease payments, discounted using the Company’s estimated incremental borrowing rate of 5.25% at the time of commencement. The lease payment of $150,000 per month includes approximately $30,000 in supplies and maintenance that is recorded as an operating expense and is not included in the valuation of the lease liability. The Company elected to exclude these costs from the asset and related lease liability valuation for this class of assets. These costs will be expensed as operating expenses in the period incurred. This lease contains a provision for an annual adjustment of lease payments based on tool availability and usage. The potential lease payment adjustment is determined on August 1 of each year of the lease and is calculated based on the tool availability and usage for the preceding 12 months. Effective August 1, 2022, the lease payments for this tool were reduced to $100,824 per month for the period August 1, 2022 through July 31, 2023. This adjustment to the variable lease payments resulted in a reduction in ROU and corresponding lease liability.

Lease expense for operating leases consists of the lease payments recognized on a straight-line basis over the lease term. Expenses for financing leases consists of the amortization expenses recognized on a straight-line basis over the lease term and interest expense. The components of lease costs were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Financing lease costs:
Amortization of ROU assets	$1,229	$532
Interest on lease liabilities	255	128
Total financing lease costs	$1,484	$660

Operating lease costs
Fixed lease costs	$248	$238
Short-term lease costs	35	44
Total operating lease costs	$283	$282

Future minimum payments under non-cancellable leases as of December 31, 2022 were as follows (in thousands):

For the Year Ended December 31,	Financing leases	Operating leases
2023	$1,161	$253
2024	1,436	278
2025	1,436	284
2026	478	21
Total future minimum lease payments	4,511	836
Less imputed interest	(399)	(70)
Total lease liability	$4,112	$766

The below table provides supplemental information and non-cash activity related to the Company’s operating and financing leases are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$265	$143
Cash paid for amounts included in the measurement of financing lease liabilities	$1,239	$598
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$–	$382
Right-of-use assets obtained in exchange for financing lease obligations	$–	$6,383
Remeasurement of right-of use asset and liability in financing lease obligations	$(458)	$–

The weighted average remaining discount rate is 5.25% for the Company’s operating and financing leases. The weighted average remaining lease term is 3.6 years for financing lease and 3.1 years for operating leases.

In October 2016, the Company entered into lease agreement for approximately 200 square feet of office space in Cambridge, Massachusetts. The lease, with current monthly payments of $2,942 per month, commenced on October 24, 2016. Since the lease is month to month and can be cancelled with a 30-day notice, the future lease payments are not included in the Company’s lease accounting under ASC Topic 842.

In December 2022, the Company entered into a lease agreement for a tool in Tempe, Arizona. The term of this lease is for six months beginning on January 1, 2023 with an option to extend the lease for an additional six months. The initial lease terms are for $96,000 per month. If the option to extend the lease is exercised prior to March 31, 2023, the remaining lease payments will be reduced to an average of $87,000 over the twelve months. Since the lease and extension are not for more than one year, the future lease payments are not included in the Company’s lease accounting under ASC Topic 842.

8.	COMMITMENTS AND CONTINGENCIES

Legal

The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which the Company is or could become involved in litigation may have a material adverse effect on its business and financial condition. The Company is not party to any material litigation as of December 31, 2022 or through the date these financial statements have been issued.

9.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue to up 2,500,000 shares of preferred stock, $.001 par value. As of December 31, 2022, and 2021, no shares have been designated and no shares are issued and outstanding. Preferred stock may rank prior to common stock with respect to dividends rights, liquidation preferences, or both, and may have full or limited voting rights.

On September 2, 2020, Atomera entered into an Equity Distribution Agreement with Craig-Hallum Capital Group LLC, as agent, under which the Company offered and sold, from time to time at its sole discretion, shares of its common stock having aggregate offering proceeds of up to $25.0 million in an “at-the-market” or ATM offering, to or through the agent. On January 5, 2021 we announced the completion of this offering after 2,221,575 shares were sold for an average price per share of $11.25, resulting in approximately $24.2 million of net proceeds to us after deducting commissions and other offering expenses.

On May 31, 2022, Atomera entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc and Craig-Hallum Capital Group LLC, as agents, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate offering proceeds of up to $50.0 million in an “at-the-market” or ATM offering, to or through the agents. During the year ended December 31, 2022, approximately 527,000 shares were sold at an average price per share of approximately $11.68, resulting in approximately $5.8 million of net proceeds to us after deducting commissions and other offering expenses.

As of December 31, 2022, the Company has reserved approximately 3.0 million shares of common stock for issuance pursuant to outstanding stock options.

10.	WARRANTS

The Company estimated the fair value of warrants using the Black-Scholes option pricing model. There were no warrants issued in the year ending December 31, 2022 or 2021. A summary of warrant activity for the year ended December 31, 2021 is as follows (shares in thousands except per share and contractual term):

	Number of Shares	Weighted- Average Exercise Prices
Outstanding at January 1, 2022	1	$33.75
Expired	(1)	$33.75
Outstanding and exercisable at December 31, 2022	–	$–

11.	STOCK-BASED COMPENSATION

The Company’s 2007 Equity Incentive Plan (the “2007 Plan) expired in March 2017, however all options and warrants outstanding at the time of the expiration remained outstanding and exercisable by their term. At the time of the expiration of the 2007 plan, options to purchase 2,106,637 shares of common stock were outstanding.

In May 2017, the Company’s shareholders approved its 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted share grants. The Company reserved a total of 3,750,000 shares of common stock for issuance under the 2017 Plan. All employees, officers, directors, consultants, advisors and other persons who provide services to the Company or any subsidiaries of the Company are eligible to receive incentive awards under the 2017 Plan. As of December 31, 2022, awards of 3,072,791 shares of common stock had been granted under the 2017 Plan, net of forfeited restricted stock and option awards and a total of 677,209 shares of common stock are reserved for issuance.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the years ended December 31, 2022 and 2021 for stock options and restricted stock (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$1,153	$907
General and administrative	1,965	1,893
Selling and Marketing	249	173
	$3,367	$2,973

As of December 31, 2022, there was approximately $6.3 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.0 years.

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

The fair value of employee stock options issued was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021
Weighted average exercise price:	$14.21	$22.05
Weighted average grant date fair value per share:	$10.37	$15.49
Assumptions:
Expected volatility	83.18%	81.11%
Weighted average expected term (in years)	6.51	6.34
Risk-free interest rate	1.96%	1.05%
Expected dividend yield	0.0%	0.0%

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

The following table summarizes stock option activity during the year ended December 31, 2022 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices	Weighted-Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2022	2,869	$6.64
Granted	196	$14.21
Exercised	(45)	$5.38
Forfeited	(3)	$28.66
Expired	(8)	$33.09
Outstanding at December 31, 2022	3,009	$7.07	5.07	$2,249
Exercisable at December 31, 2022	2,585	$6.45	4.57	$1,837

During the year ended December 31, 2022, the Company granted options under its 2017 Plan purchase approximately 196,000 shares of its common stock to its employees. The fair value of these options was approximately $2.0 million.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the year ended December 31, 2022 (in thousands except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	386	$6.75
Granted	194	$14.41
Vested	(240)	$7.22
Outstanding non-vested shares at December 31, 2022	340	$10.78

12.	401(k) PLAN

During 2002, the Company established a plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers substantially all of its employees who have attained 18 years of age. Employees may elect to contribute part of their annual compensation to the 401(k) Plan, up to the maximum deferral allowance for individuals by the Internal Revenue Service under Code Section 401(k), and the Company may make a matching contribution. During the year ended December 31, 2022, there were matching contributions of approximately $78,000. During the year ended December 31, 2021, no matching contributions were made by the Company.

13.	INCOME TAXES

The loss before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$(17,441)	$(15,648)
International	–	–
Total	$(17,441)	$(15,648)

The Company had $0 and $66,000 of current income tax expense for the years ended December 31, 2022 and 2021, respectively. The income tax expense for 2022 related to taxes due to a foreign country arising from withholding taxes imposed on payments received for revenue. The Company accounts for income taxes in accordance with ASC 740, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by approximately $4.5 million during the year ended December 31, 2022 and decreased by approximately $1.8 million during the year ended December 31, 2021.

The Company’s deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$25,309	$23,097
Tax credit	2,197	1,883
Fixed assets and intangibles	798	978
Stock compensation	1,052	799
Accruals and other	212	132
Lease liability	1,079	1,430
Capitalized research and development	1,797	–
Total deferred tax assets	32,444	28,319
Deferred tax liabilities:
Right of use asset	(1,076)	(1,477)
Total deferred tax assets	(1,076)	(1,477)
Valuation allowance	(31,368)	(26,842)
Net deferred tax asset	$–	$–

Net operating losses and tax credit carryforwards as of December 31, 2022, are as follows (in thousands):

	Amount	Expiration in years
Net operating losses, federal	$75,247	No expiration
Net operating losses, federal	$34,791	2027-2037
Net operating losses, state	$38,973	2030-2042
Tax credits, federal	$1,835	2027-2042
Tax credits, state	$756	No expiration
Tax credits, state	$894	2022-2037

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year ending December 31,
	2022	2021
Statutory rate	21.00%	21.00%
State rate	3.51%	2.77%
Change in valuation allowance	(25.95)%	11.41%
Change in tax credits	0.70%	4.54%
Foreign withholding tax	–%	(0.33)%
Section 382 limitation	–%	(51.59)%
Section 162(m) limitation	(0.47)%	(9.12)%
Stock based compensation excess windfall	1.20%	20.89%
Total	–%	(0.42)%

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

During the year ended 2021, the Company performed an analysis to assess whether an “ownership change,” as defined by Section 382 of the Code, has occurred from its inception through December 31, 2021. Based on this analysis, the Company has experienced “ownership changes,” limiting the utilization of the net operating loss carryforwards or research and development tax credit carryforwards under Section 382 of the Code. The limitation is calculated by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then applying additional adjustments, as required. As a result of the analysis, the Company has determined that approximately $31 million of federal net operating loss and $0.7 million of federal R&D credit carryforwards are limited and will expire unutilized. Additionally, approximately $2.6 million of state net operating loss and $0.5 million of state tax credits are also limited and will expire unutilized. The Company’s tax disclosures as of December 31, 2022 and 2021 reflect the impairment of the above-mentioned tax attributes.

The Company establishes reserves for uncertain tax positions based on the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2022 and 2021, respectively, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
January 1 – unrecognized tax benefits	$896	$1,070
Increases (decreases) – prior year tax positions	(1)	(480)
Increases – current year tax positions	151	306
December 31 - unrecognized tax benefits	$1,046	$896

The following table summarizes the activity in the Company’s Valuation Allowance and Qualifying Accounts for the years ended December 31, 2022 and 2021 (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax assets valuation allowance
Year ended December 31, 2022	$26,842	$4,636	$110	$31,368
Year ended December 31, 2021	$28,627	$6,125	$7,910	$26,842

14.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through the date these financial statements were issued.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022 in ensuring all material information required to be disclosed by us is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2022 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, and based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Not applicable.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2022 fiscal year pursuant to Regulation 14A for our 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, and the information to be included in the 2022 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item will be contained in the 2023 Proxy Statement and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required under this item will be contained in the 2023 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required under this item will be contained in the 2023 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be contained in the 2023 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required under this item will be contained in the 2023 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit
No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Form 8-K filed on October 27, 2021.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

4.1	Description of Capital Stock	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 19, 2021

10.1	Assignment of Patent Rights dated April 3, 2009 between Dr. Robert Mears and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

10.2+	2007 Stock Incentive Plan	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

10.3	Exclusive License and Collaboration Agreement dated March 3, 2010 between K2 Energy Limited and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

10.4	Letter Agreement dated June 6, 2014 between K2 Energy Limited and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

10.5	Lease Agreement dated January 19, 2016 between 750 University, LLC and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

10.6+	Form of Restricted Stock Agreement	Incorporated by reference from the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on July 29, 2016

10.7+	Atomera Incorporated 2017 Stock Incentive Plan	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed on April 10, 2017.

10.8	First Amendment to Lease Agreement dated January 19, 2016 between 750 University, LLC and the Registrant	Incorporated by reference from the Registrant’s Form 10-K filed on March 6, 2018.

10.9+	Employment Agreement dated January 26, 2021 between Scott Bibaud and the Registrant	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 19, 2021

10.10+	Employment Agreement dated January 26, 2021 between Frank Laurencio and the Registrant	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 19, 2021

10.11+	Employment Agreement dated January 26, 2021 between Dr. Robert Mears and the Registrant	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 19, 2021

10.12+	Employment Agreement dated January 26, 2021 between Jeffrey Lewis and the Registrant	Incorporated by reference from the Registrant’s Registration Form 8-K filed on June 3, 2021

10.13	Second Amendment to Lease Agreement dated January 19, 2016 between 750 University, LLC and the Registrant	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 19, 2021

10.14	Equity Distribution Agreement dated May 31, 2022 between the Company and Oppenheimer & Co. Inc. and Craig-Hallum Capital Group LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2022

21.1	List of Subsidiaries	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm	Filed electronically herewith

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

+       Indicated management compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary

None provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATOMERA INCORPORATED.

Date: February 15, 2023	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: February 15, 2023		By: /s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Scott A. Bibaud	Chief Executive Officer and Director	February 15, 2023
Scott A. Bibaud	(Principal Executive Officer)

/s/John D. Gerber	Director and Chairman	February 15, 2023
John Gerber

/s/ Steven K. Shevick	Director	February 15, 2023
Steven K. Shevick

/s/ Duy-Loan Le	Director	February 15, 2023
Duy-Loan Le

/s/Suja Ramnath	Director	February 15, 2023
Suja Ramnath

