Form 10-Q
period 2023-03-31
Atomera Inc
filed 2023-04-26
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023.

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of April 21, 2023 was 24,412,076.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,118	$21,184
Short-term investments	4,934	–
Prepaid expenses and other current assets	303	418
Total current assets	17,355	21,602

Property and equipment, net	153	158
Long-term prepaid maintenance and supplies	91	91
Security deposit	14	14
Operating lease right-of-use asset	648	700
Financing lease right-of-use-asset	3,874	4,164

Total assets	$22,135	$26,729

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$423	$397
Accrued expenses	242	173
Accrued payroll related expenses	292	967
Current operating lease liability	247	245
Current financing lease liability	1,240	1,126
Total current liabilities	2,444	2,908

Long-term operating lease liability	475	521
Long-term financing lease liability	2,683	2,986

Total liabilities	5,602	6,415

Commitments and contingencies (see Note 9)	–	–

Stockholders’ equity:
Preferred stock $0.001 par value, authorized 2,500 shares; none issued and outstanding at March 31, 2023 and December 31, 2022	–	–
Common stock: $0.001 par value, authorized 47,500 shares; 24,330 and 23,973 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively;	24	24
Additional paid in capital	204,825	203,585
Other comprehensive income (loss)	(2)	–
Accumulated deficit	(188,314)	(183,295)
Total stockholders’ equity	16,533	20,314
Total liabilities and stockholders’ equity	$22,135	$26,729

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$–	$375
Cost of revenue	–	81
Gross margin	–	294

Operating expenses
Research and development	3,036	2,339
General and administrative	1,742	1,648
Selling and marketing	389	325
Total operating expenses	5,167	4,312

Loss from operations	(5,167)	(4,018)

Other income (expense)
Interest income	199	3
Interest expense	(53)	(71)
Other income (expense), net	2	–
Total other income (expense), net	148	(68)

Net loss	$(5,019)	$(4,086)

Net loss per common share, basic	$(0.21)	$(0.18)
Net loss per common share, diluted	$(0.21)	$(0.18)

Weighted average number of common shares outstanding, basic	23,660	22,853
Weighted average number of common shares outstanding, diluted	23,660	22,853

The accompanying notes are an integral part of these condensed financial statements.

4

Atomera Incorporated

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Net loss	$(5,019)	$(4,086)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(2)	–
Comprehensive income (loss)	$(5,021)	$(4,086)

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance January 1, 2023	23,973	$24	$203,585	$–	$(183,295)	$20,314
Stock-based compensation	297	–	927	–	–	927
Stock option exercise	10	–	39	–	–	39
At-the-market sale of stock, net of commissions and expenses	50	–	274	–	–	274
Net loss	–	–	–	–	(5,019)	(5,019)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(2)	–	(2)
Balance March 31, 2023	24,330	$24	$204,825	$(2)	$(18,314)	$16,533

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2022	23,207	$23	$194,212	$(165,854)	$28,381
Stock-based compensation	161	–	726	–	726
Stock option exercise	25	–	166	–	166
Net loss	–	–	–	(4,086)	(4,086)
Balance March 31, 2022	23,393	$23	$195,104	$(169,940)	$25,187

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,019)	$(4,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20	20
Operating lease right of use asset amortization	52	50
Financing lease right of use asset amortization	291	319
Stock-based compensation	927	726
Net accretion of discounts on available-for-sale securities	(3)	–
Changes in operating assets and liabilities:
Accounts receivable	–	(300)
Prepaid expenses and other current assets	122	(537)
Accounts payable	26	42
Accrued expenses	69	38
Accrued payroll expenses	(675)	(341)
Operating lease liability	(44)	(42)
Net cash used in operating activities	(4,234)	(4,111)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(15)	(16)
Purchase of available-for-sale securities	(4,942)	–
Net cash used in investing activities	(4,957)	(16)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market sale of stock, net of commissions and expenses	274	–
Proceeds from exercise of stock options	39	166
Payments on principal of financing lease	(188)	(287)
Net cash provided (used) by financing activities	125	(121)

Net decrease in cash and cash equivalents	(9,066)	(4,248)

Cash and cash equivalents at beginning of period	21,184	28,699

Cash and cash equivalents at end of period	$12,118	$24,451

Supplemental information:
Cash paid for interest	$53	$71
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 2023 and 2022

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

At March 31, 2023, the Company had cash, cash equivalents and short-term investments of approximately $17.1 million and working capital of approximately $14.9 million. The Company has generated only limited revenues since inception and has incurred recurring operating losses. Accordingly, it is subject to all the risks inherent in the initial organization, financing, expenditures, and scaling of a new business that is not generating positive cashflow.

The Company has primarily financed operations through private placements of equity and debt securities, the Company’s Initial Public Offering (the “IPO”) which was consummated on August 10, 2016, and subsequent public offerings of its common stock. On May 31, 2022, Atomera entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and Craig-Hallum Capital Group LLC, as agents, under which the Company may offer and sell, from time to time at its sole discretion, shares of its $0.001 par value common stock, in “at the market” offerings, (“ATM”), to or through the agent as its sales agent, having an aggregate offering price of up to $50.0 million. During the three months ended March 31, 2023, the Company sold approximately 50,000 shares pursuant to our ATM at an average price per share of approximately $6.40, resulting in approximately $274,000 of net proceeds to us after deducting commissions and other offering expenses.

Based on the funds it has available as of the date of the filing of this report, the Company believes that it has sufficient capital to fund its current business plans and obligations over, at least, 12 months from the date that these financial statements have been issued. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its technology, competing technological and market developments, and the need to enter into collaborations with other companies or acquire technologies to enhance or complement its current offerings. If the Company is not able to generate sufficient revenue from license fees and royalties in a timeframe that satisfies its cash needs, it will need to raise more capital. In the event it requires additional capital, it will endeavor to acquire additional funds through various financing sources, including the ATM Facility, follow-on equity offerings, debt financing and joint ventures with industry partners. In addition to use of the ATM Facility and other capital raising alternatives, the Company will consider alternatives to our current business plan that may enable it to achieve revenue-producing operations and meaningful commercial success with a smaller amount of capital. If the Company is unable to secure sufficient additional capital, it may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve cash.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 15, 2023.

Basis of presentation of unaudited condensed financial information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and its results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2022 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 15, 2023. These unaudited condensed financial statements should be read in conjunction with that report.

Cash, cash equivalents, and short-term investments

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Cash equivalents may be invested in money market funds or U.S. agency bonds. Cash and cash equivalents are carried at cost, which approximates their fair value.

The Company's portfolio of short-term investments is comprised solely of U.S. treasury bills and agency bonds with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements.

These debt securities are classified as current assets in the consolidated balance sheet and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss).

Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.

Adoption of recent accounting standards

From time to time, new accounting standards are issued by the FASB that are adopted by the Company as of the specified effective date. No new accounting standards, issued or effective during the period ended March 31, 2023, have had or are expected to have a significant impact on the Company’s financial statements.

4.       FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements (“ASC 820”) states that fair value represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, is comprised of:

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

The Company’s cash equivalents and short-term investments that were measured at fair value on a recurring basis as Level 1 assets.

The Company’s cash, cash equivalents and short-term investments classified by security type as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023			December 31, 2022
	Cost	Unrealized Gain/(Loss)	Fair Value	Cost	Unrealized Gain/Loss	Fair Value
Cash	$167	$–	$167	$1	$–	$1
Money market funds	10,957	–	10,957	21,183	–	21,183
US treasury bills	1,963	–	1,963	–	–	–
US agency bonds	3,967	(2)	3,965	–	–	–
Total	$17,054	$(2)	$17,052	$21,184	$–	$21,184

Interest receivable of approximately $46,000 as of March 31, 2023 is recorded in prepaids and other current assets in the condensed consolidated balance sheets. This includes approximately $14,000 of purchased accrued interest. For the period ended December 31, 2022, there was $0 interest receivable recorded in the condensed consolidated balance sheets.

5.	REVENUE

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) No. 606. The Company generates revenues from engineering service contracts, license agreements and joint development agreements. The amount of revenue that the Company recognizes reflects the consideration it expects to receive in exchange for goods or services and such revenue is recognized when the Company satisfies a performance obligation by transferring the product or service to the customer. When the Company’s performance obligation is the promise to grant a license, revenue is recognized either at a point in time (such as a right to use licensed technology that is under the customer’s control), or over time (typically a right to access technology without obtaining control).

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition (in thousands):

	Three Months Ended March 31,
	2023	2022
Primary geographic markets
North America	$–	$75
Asia Pacific	–	300
Total	$–	$375

Timing of revenue recognition
Products and services transferred at a point in time	$–	$375
Products and services transferred over time	–	–
Total	$–	$375

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

6.	BASIC AND DILUTED LOSS PER SHARE

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock Options	3,374	3,008
Unvested restricted stock	582	493
Warrants	–	1
Total	3,956	3,502

7.	LEASES

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

	Three Months Ended March 31,
	2023	2022
Financing lease costs:
Amortization of ROU assets	$291	$319
Interest on lease liabilities	53	71
Total financing lease costs	$344	$390

Operating lease costs:
Fixed lease costs	$62	$62
Short-term lease costs	297	11
Total operating lease costs	$359	$73

Future minimum payments under non-cancellable leases as of March 31, 2023 were as follows (in thousands):

For the Year Ended December 31,	Financing leases	Operating leases
Remaining 2023	$839	$198
2024	1,436	278
2025	1,436	284
2026	478	21
2027 & thereafter	–	–
Total future minimum lease payments	$4,189	$781
Less imputed interest	(266)	(59)
Total lease liability	$3,923	$722

The table above does not include our short-term leases that are one-year or less.

The below table provides supplemental information and non-cash activity related to the Company’s operating and financing leases are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$56	$54
Cash paid for amounts included in the measurement of financing liabilities	$241	$359
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$–	$–
Right-of-use assets obtained in exchange for financing lease obligations	$–	$–

The weighted average remaining discount rate is 5.25% for the Company’s operating and financing leases. The weighted average remaining lease term is 2.9 years for operating leases and 3.3 years for the financing lease.

Effective May 1, 2023, the Company will lease an additional 404 square feet at its Tempe office location under an amendment to its current lease. The monthly rent payment will increase from $1,277 per month to $2,365 per month and will be accounted for as a modification to the lease under ASC 842 at the time of commencement.

The Company recently terminated its office lease in Cambridge, Massachusetts as of March 31, 2023. The cost of the lease was $2,942 per month. In December 2022, the Company entered into a lease agreement for a tool in Tempe, Arizona. The term of this lease is for six months beginning on January 1, 2023 with an option to extend the lease for an additional six months. The initial lease terms were $96,000 per month. In March 2023, the Company elected to extend the lease through December 31, 2023, the remaining lease payments will be reduced to $84,000 over the remainder of the lease. Since the lease and extension are not for more than one year, the future lease payments are not included in the lease obligations on the Company’s condensed balance sheets.

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

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three months ended March 31, 2023 and 2022 for stock options and restricted stock granted under the Company’s incentive plans (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$328	$244
General and administrative	525	429
Selling and Marketing	74	53
Total	$927	$726

As of March 31, 2023, there was approximately $9.2 million of total unrecognized compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.9 years.

The weighted average grant date fair value per share of the options granted under the Company’s 2017 Plan was $4.95 and $10.60 for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2023 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices per Share	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2023	3,009	$7.07
Granted	375	$6.56
Exercised	(10)	$3.90
Outstanding at March 31, 2023	3,374	$7.02	5.38	$2,430
Exercisable at March 31, 2023	2,649	$6.49	4.40	$2,121

During the three months ended March 31, 2023, the Company granted options under the 2017 Plan to purchase approximately 375,000 shares of its common stock to its employees. The fair value of these options was approximately $1.9 million at the time of grant.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the three months ended March 31, 2023 (in thousands except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2023	340	$10.78
Granted	297	$6.56
Vested	(55)	$7.62
Outstanding non-vested shares at March 31, 2023	582	$8.93

During the three months ended March 31, 2023, the Company granted approximately 297,000 restricted stock awards under the 2017 Plan to its employees and directors. The fair value of these awards was approximately $2.0 million at the time of grant.

On February 23, 2023, the Company’s Board of Directors approved the Atomera Incorporated 2023 Stock Incentive Plan (“2023 Plan”). The 2023 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted shares. The 2023 Plan, as amended in April 2023, provides for the issuance of 2,000,000 shares of common stock. All of the Company’s employees and any subsidiary employees (including officers and directors who are also employees), as well as all of the Company’s nonemployee directors and other consultants, advisors and other persons who provide services to the Company will be eligible to receive incentive awards under the 2023 Plan. The 2023 Plan has been submitted to the stockholders for approval at the Company’s 2023 annual meeting of stockholders to be held on May 4, 2023.

9.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

The Company may be subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of March 31, 2023, or through the date these financial statements have been issued.

10.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through the date these financial statements were issued.

Since March 31, 2023 the Company has issued an additional 82,322 shares through its ATM offering at an average price per share of $5.73 resulting in additional net proceeds of approximately $458,000.

On April 17, 2023 the Company amended the lease agreement related to its office space in Tempe, Arizona to add 404 square feet to its existing office lease effective on May 1, 2023 through February 28, 2026 (coterminous with the current Tempe lease) and will bring the total leased office space in Tempe to 878 square feet.

License Agreement. On April 26, 2023, the Company announced the execution of a commercial license agreement with STMicroelectronics (“ST”). This agreement enables ST to install the Company’s Mears Silicon Technology™, or MST®, in its facilities and authorizes ST to manufacture and distribute MST-enabled products to its customers. The license agreement with ST provides for license fees payable upon reaching milestones consistent with Atomera’s standard business model. After those milestones are reached, ST will pay a royalty to Atomera based on the number of MST-enabled products manufactured for commercial purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Atomera Incorporated should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this Quarterly Report. Statements in this Quarterly Report on Form 10-Q include forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 15, 2023. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

In April 2023 we entered into a license agreement with ST Microelectronics (“ST”), that authorizes ST to manufacture and distribute MST-enabled products to its customers. This agreement provides for payment of license fee payable upon reaching milestones consistent with Atomera’s standard business model. Our standard model is based around the two major milestones, namely the installation of MST in a customer’s fab and qualification of an MST-enabled process. After process qualification is completed, ST will have the right to commercially distribute MST-enabled products and, assuming ST brings such products to market, we will receive royalties on all MST-enabled products manufactured for commercial purposes. This ST license agreement is our first grant of commercial manufacturing and distribution rights and, assuming the successful installation of MST and related process qualification, would result in our first revenue from commercial use of MST-enabled products. There can be no assurance, however, that ST will pursue the licensed rights through development and to the manufacture and commercial sale of MST-enabled wafers.

We were organized as a Delaware limited liability company under the name Nanovis LLC on November 26, 2001. On March 13, 2007, we converted to a Delaware corporation under the name Mears Technologies, Inc. On January 12, 2016, we changed our name to Atomera Incorporated.

On May 31, 2022, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc and Craig-Hallum Capital Group LLC, as agents, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million in an “at-the-market” or ATM offering, to or through the agents. During the three months ended March 31, 2023, approximately 50,000 shares were sold at an average price per share of approximately $6.40, resulting in approximately $274,000 of net proceeds to us after deducting commissions and other offering expenses.

Results of Operations

Revenues. To date, we have only generated limited revenue from customer engagements for integration engineering services, integration license agreements, a manufacturing license granted under a JDA and licensing of MSTcad. Our license agreement with ST, which was executed in April 2023, is our first commercial manufacturing and distribution agreement and, assuming successful completion of contractual milestones and payments of associated fees, will entitle us to royalties on all MST-enabled products manufactured for commercial purposes. Our integration services consist of depositing our MST film on semiconductor wafers, delivering such wafers to customers to finalize building devices, and performing tests for customers evaluating MST. The integration license agreements we have entered into grant the licensees the right to build products that integrate our MST technology deposited by us onto their semiconductor wafers, but the agreements do not grant the licensees the rights to manufacture MST-enabled wafers in their facilities or to sell products incorporating MST. Our JDA included the grant of a manufacturing license to our customer and we were paid for such license upon delivery of our IP transfer package which enabled our customer to install MST in a tool in their facility and to use it to manufacture wafers for internal use. This JDA also contained targeted technical specifications that, if met, would result in payment of a success fee to us. Those technical objectives were met and we have collected the success fee.

For revenue recognition purposes, we have determined that the grant of rights in integration licenses is not distinct from the delivery of integration services, and therefore revenue from both integration licenses and integration services is recognized as the services are provided to the customer. In general, this is proportionate to the delivery of MST processed wafers to the customer, but if the agreements do not specify a time and quantity of wafer delivery, we will record revenue over the period of time in which we anticipate delivering an estimated quantity of wafers. We have also determined that the grant of our manufacturing license under the JDA confers a right to use our technology and accordingly revenue was recognized at the point in time when we delivered our IP transfer package. The success fee under our JDA was treated as engineering services revenue and recognized upon our customer’s confirmation that the JDA’s technical objectives had been met. Our licensing of MSTcad grants customers the right to use MSTcad software to simulate the effects of incorporating MST technology into their semiconductor manufacturing process. MSTcad licenses are granted on a monthly basis and revenue is recognized over time.

Revenue for the three months March 31, 2023 and 2023 was $0 and $375,000, respectively. Our revenue in 2022 consisted of a success fee pursuant to our JDA and a license fee paid under an integration license agreement.

Cost of revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to provide deliverables that resulted in payment of our success fee and wafers delivered as part of the integration license agreement. Cost of revenue for the three months ended March 31, 2023 and 2022 was $0 and approximately $81,000, respectively. We anticipate that our cost of revenue will vary substantially depending on the mix of license and engineering services revenues we receive and the nature of products and/or services delivered in each customer engagement.

Operating expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended March 31, 2023 and 2022, our operating expenses totaled approximately $5.2 million and $4.3 million, respectively.

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

For the three months ended March 31, 2023 and 2022, we incurred approximately $3.0 million and $2.3 million, respectively, of research and development expense, an increase of approximately $697,000, or 30%. This increase was primarily due to increases of approximately $330,000 in outsourced research and development mainly related to the purchase of a greater quantity of wafers and a more expensive mix of wafer types, along with associated outside metrology costs in research and development. Research and development expenses also increased by approximately $204,000 in employee-related expenses resulting from new hires, approximately $84,000 in stock-based compensation costs, and travel costs increased by approximately $53,000 over the prior year.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs were approximately $1.7 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively, representing an increase of approximately $94,000, or 6%. The increase is primarily related to higher stock-based compensation costs.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the three months ended March 31, 2023 and 2022 were approximately $389,000 and $325,000, respectively, representing an increase of approximately $64,000, or 20%. The increase in costs is primarily related to increased travel and stock-based compensation costs.

Interest income. Interest income for three months ended March 31, 2023 and 2022 was approximately $199,000 and $3,000, respectively. Interest income for the three months ended March 31, 2023 related to interest earned on our cash, cash equivalents and short-term investments. Interest income for the three months ended March 31, 2022 related to interest earned on our cash and cash equivalents.

Interest expense. Interest expense for the three months ended March 31, 2023 and 2022 was approximately $53,000 and $71,000, respectively. Interest expense is related to the tool financing lease entered into in August 2021.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $4.2 million for the three months ended March 31, 2023 resulted primarily from our net loss of approximately $5.0 million offset by approximately $927,000 million stock-based compensation.

Net cash used in operating activities of approximately $4.1 million for the three months ended March 31, 2022 resulted primarily from our net loss of approximately $4.1 million and an increase in prepaid assets offset by stock-based compensation.

Net cash used in investing activities of approximately $5.0 million and for the three months March 31, 2023 consisted primarily of the purchase of short-term investments. Net cash used in investing activities of approximately $16,000 for the three months ended March 31, 2022 consisted of the purchase of computers and lab tools in Tempe, AZ.

Net cash provided by financing activities of approximately $125,000 for the three months ended March 31, 2023 primarily related to the net proceeds from our ATM offering, offset by the principal payments on our financing lease.

Net cash used in financing activities of approximately $121,000 for the three months ended March 31, 2022 related to principal payments on our financing lease offset by proceeds from the exercise of stock options.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of approximately $12.1 million, short-term investments of approximately $5.0 million and working capital of approximately $14.9 million. For three months ended March 31, 2023, we had a net loss of approximately $5.0 million and used approximately $4.2 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

During the three months ended March 31, 2023, we sold approximately 50,000 shares pursuant to our ATM at an average price per share of approximately $6.40, resulting in approximately $274,000 of net proceeds to us after deducting commissions and other offering expenses.

We believe that our available working capital is sufficient to fund our presently forecasted working capital requirements for, at least, the next 12 months following the date of the filing of this report. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our MST technology, competing technological and market developments, and the need to enter into collaborations with other companies or acquire technologies to enhance or complement our current offerings. If we are not able to generate sufficient revenue from license fees and royalties in a timeframe that satisfies our cash needs, we will need to raise more capital. In the event we require additional capital, we will endeavor to acquire additional funds through various financing sources, including our ATM Facility, follow-on equity offerings, debt financing and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue-producing operations and meaningful commercial success with a smaller amount of capital. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve cash.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates from those included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 15, 2023.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have not been any changes to our internal controls over financial reporting (as defined by Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended March 31, 2023 that have material affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 15, 2023.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q:

Exhibit No.	Description	Method of filing

10.1	2023 Stock Incentive Plan, as amended	Incorporated by reference from Registrant’s Definitive Additional Materials On Schedule 14a filed on April 18, 2023

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed electronically herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the on the date indicated.

ATOMERA INCORPORATED.

Date: April 26, 2023	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: April 26, 2023	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

