Form 10-Q
period 2023-06-30
Atomera Inc
filed 2023-08-02
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023.

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of July 28, 2023 was 25,793,907.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,904	$21,184
Short-term investments	10,931	–
Interest receivable	50	–
Prepaid expenses and other current assets	650	418
Total current assets	24,535	21,602

Property and equipment, net	135	158
Long-term prepaid maintenance and supplies	91	91
Security deposit	14	14
Operating lease right-of-use asset	631	700
Financing lease right-of-use-asset	3,583	4,164

Total assets	$28,989	$26,729

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$562	$397
Accrued expenses	218	173
Accrued payroll related expenses	578	967
Current operating lease liability	259	245
Current financing lease liability	1,357	1,126
Total current liabilities	2,974	2,908

Long-term operating lease liability	400	521
Long-term financing lease liability	2,376	2,986

Total liabilities	5,750	6,415

Commitments and contingencies (see Note 9)	–	–

Stockholders’ equity:
Preferred stock $0.001 par value, authorized 2,500 shares; none issued and outstanding as of June 30, 2023 and December 31, 2022	–	–
Common stock: $0.001 par value, authorized 47,500 shares; 25,770 and 23,973 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively;	26	24
Additional paid in capital	216,681	203,585
Other comprehensive income (loss)	(2)	–
Accumulated deficit	(193,466)	(183,295)
Total stockholders’ equity	23,239	20,314
Total liabilities and stockholders’ equity	$28,989	$26,729

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$–	$–	$–	$375
Cost of revenue	–	–	–	(81)
Gross margin	–	–	–	294

Operating expenses
Research and development	3,192	2,433	6,228	4,772
General and administrative	1,775	1,667	3,517	3,315
Selling and marketing	393	347	782	672
Total operating expenses	5,360	4,447	10,527	8,759

Loss from operations	(5,360)	(4,447)	(10,527)	(8,465)

Other income (expense)
Interest income	152	35	351	38
Accretion income	107	–	109	–
Interest expense	(51)	(69)	(104)	(140)
Total other income (expense), net	208	(34)	356	(102)

Net loss	$(5,152)	$(4,481)	$(10,171)	$(8,567)

Net loss per common share, basic	$(0.21)	$(0.20)	$(0.42)	$(0.37)
Net loss per common share, diluted	$(0.21)	$(0.20)	$(0.42)	$(0.37)

Weighted average number of common shares outstanding, basic	24,677	22,936	24,171	22,894
Weighted average number of common shares outstanding, diluted	24,677	22,936	24,171	22,894

The accompanying notes are an integral part of these condensed financial statements.

4

Atomera Incorporated

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(5,152)	$(4,481)	$(10,171)	$(8,567)
Unrealized gain (loss) on available-for-sale securities	–	–	(2)	–
Net loss	$(5,152)	$(4,481)	$(10,173)	$(8,567)

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance January 1, 2023	23,973	$24	$203,585	$–	$(183,295)	$20,314
Stock-based compensation	297	–	927	–	–	927
Stock option exercise	10	–	39	–	–	39
At-the-market sale of stock, net of commissions and expenses	50	–	274	–	–	274
Net loss	–	–	–	–	(5,019)	(5,019)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(2)	–	(2)
Balance March 31, 2023	24,330	$24	$204,825	$(2)	$(188,314)	$16,533
Stock-based compensation	60	–	1,030	–	–	1,030
Stock option exercise	10	–	39	–	–	39
At-the-market sale of stock, net of commissions and expenses	1,370	2	10,787	–	–	10,789
Net loss	–	–	–	–	(5,152)	(5,152)
Balance June 30, 2023	25,770	$26	$216,681	$(2)	$(193,466)	$23,239

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2022	23,207	$23	$194,212	$(165,854)	$28,381
Stock-based compensation	161	–	726	–	726
Stock option exercise	25	–	166	–	166
Net loss	–	–	–	(4,086)	(4,086)
Balance March 31, 2022	23,393	$23	$195,104	$(169,940)	$25,187
Stock-based compensation	33	–	859	–	859
At-the-market sale of stock, net of commissions and expenses	31	–	185	–	185
Net loss	–	–	–	(4,481)	(4,481)
Balance June 30, 2022	23,457	$23	$196,148	$(174,421)	$21,750

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,171)	$(8,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40	39
Operating lease right of use asset amortization	102	99
Financing lease right of use asset amortization	581	638
Stock-based compensation	1,957	1,585
Accretion of discounts on available-for-sale securities	(89)	–
Changes in operating assets and liabilities:
Interest receivable	(42)	–
Prepaid expenses and other current assets	(232)	(341)
Accounts payable	165	96
Accrued expenses	45	10
Accrued payroll expenses	(389)	(91)
Operating lease liability	(139)	(83)
Net cash used in operating activities	(8,172)	(6,615)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(18)	(19)
Purchase of available-for-sale securities	(10,853)	–
Net cash used in investing activities	(10,871)	(19)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market sale of stock, net of commissions and expenses	11,063	185
Proceeds from exercise of stock options	78	166
Payments on principal of financing lease	(378)	(578)
Net cash provided (used) by financing activities	10,763	(227)

Net decrease in cash and cash equivalents	(8,280)	(6,861)

Cash and cash equivalents at beginning of period	21,184	28,699

Cash and cash equivalents at end of period	$12,904	$21,838

Supplemental information:
Cash paid for interest	$104	$140
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2023 and 2022

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

At June 30, 2023, the Company had cash, cash equivalents and short-term investments of approximately $23.8 million and working capital of approximately $21.6 million. The Company has generated only limited revenues since inception and has incurred recurring operating losses. Accordingly, it is subject to all the risks inherent in the financing and scaling of a business that is not generating positive cashflow.

The Company has primarily financed operations through private placements of equity and debt securities, the Company’s Initial Public Offering (the “IPO”) which was consummated on August 10, 2016, and subsequent public offerings of its common stock. On May 31, 2022, Atomera entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and Craig-Hallum Capital Group LLC, as agents, under which the Company may offer and sell, from time to time at its sole discretion, shares of its $0.001 par value common stock, in “at the market” offerings to or through the agent as its sales agent, having an aggregate offering price of up to $50.0 million (the “ATM Facility”). During the three months ended June 30, 2023, the Company sold approximately 1.4 million shares pursuant to our ATM Facility at an average price per share of approximately $8.15, resulting in approximately $10.8 million of net proceeds to us after deducting commissions and other offering expenses.

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

Basis of presentation of unaudited condensed financial information

The unaudited condensed financial statements of the Company for the three and six months ended June 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and its results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2022 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 15, 2023. These unaudited condensed financial statements should be read in conjunction with that report.

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

Adoption of recent accounting standards

From time to time, new accounting standards are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. No new accounting standards, issued or effective during the period ended June 30, 2023, have had or are expected to have a significant impact on the Company’s financial statements.

4.	FAIR VALUE MEASUREMENTS

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements (“ASC 820”) states that fair value represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, is comprised of:

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

The Company’s cash, cash equivalents and short-term investments classified by security type as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

		June 30, 2023			December 31, 2022
	Cost	Unrealized Gain/(Loss)	Accretion of Discount	Fair Value	Cost	Fair Value
Cash	$1	$–	$–	$1	$1	$1
Money market funds	12,903	–	–	12,903	21,183	21,183
US treasury bills	7,873	(2)	66	7,937	–	–
US agency bonds	2,971	–	23	2,994	–	–
Total	$23,748	$(2)	$89	$23,835	$21,184	$21,184

Interest receivable of approximately $50,000 as of June 30, 2023 includes approximately $8,000 of purchased accrued interest.

5.	REVENUE

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

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Primary geographic markets
North America	$–	$–	$–	$75
Asia Pacific	–	–	–	300
Total	$–	$–	$–	$375

Timing of revenue recognition
Products and services transferred at a point in time	$–	$–	$–	$375
Products and services transferred over time	–	–	–	–
Total	$–	$–	$–	$375

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Six Months Ended June 30,
	2023	2022
Stock Options	3,364	3,008
Unvested restricted stock	555	456
Total	3,919	3,464

7.	LEASES

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

Effective May 1, 2023, the Company leased an additional 404 square feet at its Tempe office location under an amendment to its current lease. The monthly rent payment increased from $1,277 per month to $2,365 per month and the increased rent under the amended lease is accounted for as a modification to the lease under ASC 842 at the time of commencement. At the effective date of the lease amendment, a right-of-use asset of approximately $33,000 was recorded along with a short-term operating lease liability of approximately $12,000 and long-term operating lease liability of approximately $21,000. The amended lease ends in February 2026.

In December 2022, the Company entered into a lease agreement for a tool in Tempe, Arizona. The term of this lease is for six months beginning on January 1, 2023 with an option to extend the lease for an additional six months. The initial lease terms were $96,000 per month. In March 2023, the Company elected to extend the lease through December 31, 2023 and in consideration for this extension the remaining lease payments were reduced to $84,000. Since the lease and extension are not for more than one year, the future lease payments are not included in the lease obligations on the Company’s condensed balance sheets.

The Company terminated its office lease in Cambridge, Massachusetts as of March 31, 2023. The cost of the lease was $2,942 per month.

The components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Financing lease costs:
Amortization of ROU assets	$290	$319	$581	$638
Interest on lease liabilities	51	69	104	140
Total financing lease costs	$341	$388	$685	$778

Operating lease costs:
Fixed lease costs	$64	$62	$126	$124
Variable lease costs	–	–	–	–
Short-term lease costs	244	9	541	20
Total operating lease costs	$308	$71	$667	$144

Future minimum payments under non-cancellable leases as of June 30, 2023 were as follows (in thousands):

For the Year Ended December 31,	Financing leases	Operating leases
Remaining 2023	$679	$98
2024	1,436	291
2025	1,436	298
2026	478	23
2027 & thereafter	–
Total future minimum lease payments	$4,029	$710
Less imputed interest	(296)	(51)
Total lease liability	$3,733	$659

The below table provides supplemental information and non-cash activity related to the Company’s operating and financing leases are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$55	$54	$111	$108
Cash paid for amounts included in the measurement of financing liabilities	$241	$359	$482	$718
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$33	$–	$33	$–

The table above does not include short-term leases that are one-year or less.

The weighted average remaining discount rate is 5.48% for the Company’s operating leases and 5.25% for the financing lease. The weighted average remaining lease term is 2.6 years for the Company’s operating leases and 3.1 years for the financing lease.

8.	STOCK BASED COMPENSATION

In May 2017, the Company’s shareholders approved its 2017 Stock Incentive Plan (“2017 Plan”) after its 2007 Stock Incentive Plan (“2007 Plan”) had expired in March 2017. The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted shares. The 2017 Plan provides for the issuance of 3,750,000 shares of common stock. As of June 30, 2023, approximately 5,000 shares remain available for issuance. In May 2023, the Company’s shareholders approved its 2023 Stock Incentive Plan (“2023 Plan”). The 2023 plan provides for the issuance of 2,000,000 shares of commons stock. All employees and employees of any subsidiary (including officers and directors who are also employees), as well as all of the nonemployee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2017 Plan and 2023 Plan. Generally, stock options and restricted stock issued under the 2017 Plan and 2023 Plan vest over a period of one to four years from the date of grant.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three and six months ended June 30, 2023 and 2022 for stock options and restricted stock granted under the Company’s incentive plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$372	$295	$700	$539
General and administrative	570	499	1,095	928
Selling and Marketing	88	65	162	118
Total	$1,030	$859	$1,957	$1,585

As of June 30, 2023, there was approximately $8.7 million of total unrecognized compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.7 years.

The weighted average grant date fair value per share of the options granted under the Company’s 2017 Plan was $4.95 and $10.60 for the six months ended June 30, 2023 and 2022, respectively. No options were issued in the three months ended June 30, 2023 and 2022 from the Company’s 2017 or 2023 Plan and no options were issued from the Company’s 2023 Plan during the periods presented.

The following table summarizes stock option activity during the six months ended June 30, 2023 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices per Share	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2023	3,009	$7.07
Granted	375	$6.56
Exercised	(20)	$3.90
Outstanding at June 30, 2023	3,364	$7.03	5.13	$8,401
Exercisable at June 30, 2023	2,716	$6.56	4.25	$7,157

During the six months ended June 30, 2023, the Company granted options under the 2017 Plan to purchase approximately 375,000 shares of its common stock to its employees and consultants. The fair value of these options was approximately $1.9 million at the time of grant.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the six months ended June 30, 2023 (in thousands except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2023	340	$10.78
Granted	357	$7.00
Vested	(142)	$8.91
Outstanding non-vested shares at June 30, 2023	555	$8.83

During the six months ended June 30, 2023, the Company granted approximately 357,000 restricted stock awards under the 2017 Plan and 2023 Plan to its employees and directors. The fair value of these awards was approximately $2.5 million at the time of grant.

9.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

The Company may be subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of June 30, 2023, or through the date these financial statements have been issued.

10.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through the date these financial statements were issued.

Since June 30, 2023, the Company has issued approximately 24,000 additional shares through its ATM offering at an average price per share of $9.17 resulting in additional net proceeds of approximately $214,000.

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

In April 2023, we entered into a license agreement with ST Microelectronics (“ST”) that authorizes ST to manufacture and distribute MST-enabled products to its customers. This agreement provides for payment of license fees payable upon reaching milestones consistent with Atomera’s standard business model. Our standard model is based around two major milestones, namely the installation of MST in a customer’s fab and qualification of an MST-enabled process. After process qualification is completed, ST will have the right to commercially distribute MST-enabled products and, assuming ST brings such products to market, we will receive royalties on all MST-enabled products manufactured for commercial purposes. This license agreement with ST is our first grant of commercial manufacturing and distribution rights and, assuming the successful installation of MST and related process qualification, would result in our first revenue from commercial use of MST-enabled products. There can be no assurance, however, that ST will pursue the licensed rights through development to the manufacture and commercial sale of MST-enabled wafers.

We were organized as a Delaware limited liability company under the name Nanovis LLC on November 26, 2001. On March 13, 2007, we converted to a Delaware corporation under the name Mears Technologies, Inc. On January 12, 2016, we changed our name to Atomera Incorporated.

On May 31, 2022, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc and Craig-Hallum Capital Group LLC, as agents, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million in an “at-the-market” offering or “ATM”, to or through the agents. During the three months ended June 30, 2023, we sold approximately 1.4 million shares pursuant to our ATM at an average price per share of approximately $8.15, resulting in approximately $10.8 million of net proceeds to us after deducting commissions and other offering expenses.

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

Revenue was not recorded for the three months ended June 30, 2023 and 2022. Revenue for the six month period ended June 30, 2023 and 2022 was $0 and $375,000, respectively. Our revenue in 2022 consisted of a success fee pursuant to our first JDA and a license fee paid under an integration license agreement.

Cost of revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to provide deliverables that resulted in payment of our success fee and wafers delivered as part of the integration license agreement. Cost of revenue for the six months ended June 30, 2023 and 2022 was $0 and approximately $81,000, respectively. We anticipate that our cost of revenue will vary substantially depending on the mix of license and engineering services revenues we receive and the nature of products and/or services delivered in each customer engagement. Cost of revenue expenses were not recorded for the three months ended June 30, 2023 and 2022.

Operating expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended June 30, 2023 and 2022, our operating expenses totaled approximately $5.4 million and $4.4 million, respectively. For the six months ended June 30, 2023 and 2022, our operating expenses totaled approximately $10.5 million and $8.8 million, respectively.

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

For the three months ended June 30, 2023 and 2022, we incurred approximately $3.2 million and $2.4 million, respectively, of research and development expenses, an increase of approximately $759,000, or 31%. This increase was primarily due to increases of approximately $482,000 in outsourced research and development mainly due to price increases for outsourced foundry services combined with an increase in the number of wafers processed. The increase in research and development expenses also reflected increases of approximately $209,000 in employee-related expenses resulting from new hires, and approximately $78,000 in stock-based compensation costs.

For the six months ended June 30, 2023 and 2022, we incurred approximately $6.2 million and $4.8 million, respectively, of research and development expense, an increase of approximately $1.5 million, or 31%. The increase was primarily due to outsourced research and development of approximately $622,000 due to price increases and increased number of wafers processed. Additional increases were due to approximately $413,000 in employee costs for new hires and approximately $111,000 in wafer purchases to support our research efforts. The price increases by our outsourced foundry service provider will continue to affect our research and development expenses going forward, but the magnitude of the increase seen in the first half of 2023 should not recur in the second half due to the larger number of wafer lot starts as cycle time improved.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs were approximately $1.8 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, representing an increase of approximately $108,000, or 6%. The increase is primarily related to an increase in stock-based compensation costs of approximately $71,000 and an increase of approximately $26,000 in IT support services.

General and administrative costs were approximately $3.5 million and $3.3 million for the six months ended June 30, 2023 and 2022, respectively, representing an increase of approximately $202,000, or 6%. The increase is primarily related to an increase in stock-based compensation costs of approximately $167,000 and an increase of approximately $53,000 in IT support services.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the three months ended June 30, 2023 and 2022 were approximately $393,000 and $347,000, respectively, representing an increase of approximately $46,000, or 13%. The increase in costs is primarily related to increased travel and stock-based compensation costs.

Selling and marketing expenses for the six months ended June 30, 2023 and 2022 were approximately $782,000 and $672,000, respectively, representing an increase of approximately $110,000, or 16%. The increase in costs is primarily related to increased travel and stock-based compensation costs.

Interest income. Interest income for three months ended June 30, 2023 and 2022 was approximately $152,000 and $35,000, respectively. Interest income for six months ended June 30, 2023 and 2022 was approximately $351,000 and $38,000, respectively. Interest income for the periods presented related to interest earned on our cash, cash equivalents and short-term investments.

Accretion income. Accretion income for the three and six months ended June 30, 2023, was approximately $107,000 and $109,000 respectively. Accretion income relates to the increase in value of our available-for-sale securities from the purchase date through the maturity date. There was no income from accretion for the three or six months ended June 30, 2022.

Interest expense. Interest expense for the three months June 30, 2023 and 2022 was approximately $51,000 and $69,000, respectively. Interest expense for the six months June 30, 2023 and 2022 was approximately $104,000 and $140,000, respectively. Interest expense is related to the tool financing lease entered into in August 2021.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $8.2 million for the six months ended June 30, 2023 resulted primarily from our net loss of approximately $10.2 million offset by approximately $2.0 million of stock-based compensation.

Net cash used in operating activities of approximately $6.6 million for the six months ended June 30, 2022 resulted primarily from our net loss of approximately $8.6 million and an increase in prepaid expenses, offset by stock-based compensation and amortization of right-of-use assets.

Net cash used in investing activities of approximately $10.9 million and for the six months ended June 30, 2023 consisted primarily of the purchase of short-term investments. Net cash used in investing activities of approximately $19,000 for the six months ended June 30, 2022 consisted of the purchase of computers and lab tools in Tempe, AZ.

Net cash provided by financing activities of approximately $10.8 million for the six months ended June 30, 2023 primarily related to the net proceeds from our ATM offering, offset by the principal payments on our financing lease.

Net cash used by financing activities of approximately $227,000 for the six months ended June 30, 2022 primarily related to principal payments on our financing lease offset by proceeds from the exercise of stock options and net proceeds from our ATM offering.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of approximately $12.9 million, short-term investments of approximately $11.0 million and working capital of approximately $21.6 million. For six months ended June 30, 2023, we had a net loss of approximately $10.2 million and used approximately $8.2 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

During the six months ended June 30, 2023, we sold approximately 1.4 million shares pursuant to our ATM at an average price per share of approximately $8.09, resulting in approximately $11.1 million of net proceeds to us after deducting commissions and other offering expenses. Since June 30, 2023 we have issued approximately 24,000 additional shares through our ATM offering at an average price per share of $9.17 resulting in additional net proceeds of approximately $214,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have not been any changes to our internal controls over financial reporting (as defined by Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended June 30, 2023 that have material affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ATOMERA INCORPORATED.

Date: August 2, 2023	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: August 2, 2023	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

