Form 10-Q
period 2023-09-30
Atomera Inc
filed 2023-11-01
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023.

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of October 26, 2023 was 25,799,018.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,642	$21,184
Short-term investments	7,747	–
Interest receivable	56	–
Prepaid expenses and other current assets	392	418
Total current assets	20,837	21,602

Property and equipment, net	129	158
Long-term prepaid maintenance and supplies	91	91
Security deposit	14	14
Operating lease right-of-use asset	574	700
Financing lease right-of-use-asset	3,184	4,164

Total assets	$24,829	$26,729

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$462	$397
Accrued expenses	230	173
Accrued payroll related expenses	698	967
Current operating lease liability	262	245
Current financing lease liability	1,299	1,126
Total current liabilities	2,951	2,908

Long-term operating lease liability	348	521
Long-term financing lease liability	2,066	2,986

Total liabilities	5,365	6,415

Commitments and contingencies (see Note 9)	–	–

Stockholders’ equity:
Preferred stock $0.001 par value, authorized 2,500 shares; none issued and outstanding as of September 30, 2023 and December 31, 2022	–	–
Common stock: $0.001 par value, authorized 47,500 shares; 25,804 shares issued and 25,784 outstanding as of September 30, 2023; and 23,973 shares issued and outstanding as of December 31, 2022	26	24
Additional paid in capital	217,946	203,585
Other comprehensive income (loss)	(3)	–
Accumulated deficit	(198,505)	(183,295)
Total stockholders’ equity	19,464	20,314
Total liabilities and stockholders’ equity	$24,829	$26,729

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$–	$2	$–	$377
Cost of revenue	–	–	–	(81)
Gross margin	–	2	–	296

Operating expenses
Research and development	3,305	2,743	9,533	7,515
General and administrative	1,683	1,567	5,200	4,882
Selling and marketing	365	347	1,147	1,019
Total operating expenses	5,353	4,657	15,880	13,416

Loss from operations	(5,353)	(4,655)	(15,880)	(13,120)

Other income (expense)
Interest income	177	113	528	151
Accretion income	112	–	221	–
Interest expense	(47)	(60)	(151)	(200)
Other income (expense), net	72	–	72	–
Total other income (expense), net	314	53	670	(49)

Net loss	$(5,039)	$(4,602)	$(15,210)	$(13,169)

Net loss per common share, basic	$(0.20)	$(0.20)	$(0.62)	$(0.57)
Net loss per common share, diluted	$(0.20)	$(0.20)	$(0.62)	$(0.57)

Weighted average number of common shares outstanding, basic	25,255	23,294	24,536	23,029
Weighted average number of common shares outstanding, diluted	25,255	23,294	24,536	23,029

The accompanying notes are an integral part of these condensed financial statements.

4

Atomera Incorporated

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(5,039)	$(4,602)	$(15,210)	$(13,169)
Unrealized gain (loss) on available-for-sale securities	(1)	–	(3)	–
Net loss	$(5,040)	$(4,602)	$(15,213)	$(13,169)

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance January 1, 2023	23,973	$24	$203,585	$–	$(183,295)	$20,314
Stock-based compensation	297	–	927	–	–	927
Stock option exercise	10	–	39	–	–	39
At-the-market sale of stock, net of commissions and expenses	50	–	274	–	–	274
Net loss	–	–	–	–	(5,019)	(5,019)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(2)	–	(2)
Balance March 31, 2023	24,330	$24	$204,825	$(2)	$(188,314)	$16,533
Stock-based compensation	60	–	1,030	–	–	1,030
Stock option exercise	10	–	39	–	–	39
At-the-market sale of stock, net of commissions and expenses	1,370	2	10,787	–	–	10,789
Net loss	–	–	–	–	(5,152)	(5,152)
Balance June 30, 2023	25,770	$26	$216,681	$(2)	$(193,466)	$23,239
Stock-based compensation	–	–	1,041	–	–	1,041
Stock option exercise	10	–	39	–	–	39
Forfeited restricted stock awards	(20)	–	–	–	–	–
At-the-market sale of stock, net of commissions and expenses	24	–	185	–	–	185
Net loss	–	–	–	–	(5,039)	(5,039)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(1)	–	(1)
Balance September 30, 2023	25,784	$26	$217,946	$(3)	$(198,505)	$19,464

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2022	23,207	$23	$194,212	$(165,854)	$28,381
Stock-based compensation	161	–	726	–	726
Stock option exercise	25	–	166	–	166
Net loss	–	–	–	(4,086)	(4,086)
Balance March 31, 2022	23,393	$23	$195,104	$(169,940)	$25,187
Stock-based compensation	33	–	859	–	859
At-the-market sale of stock, net of commissions and expenses	31	–	185	–	185
Net loss	–	–	–	(4,481)	(4,481)
Balance June 30, 2022	23,457	$23	$196,148	$(174,421)	$21,750
Stock-based compensation	–	–	889	–	889
Stock option exercises	10	–	39		39
At-the-market sale of stock, net of commissions and expenses	387	1	4,602	–	4,603
Net loss	–	–	–	(4,602)	(4,602)
Balance September 30, 2022	23,854	$24	$201,678	$(179,023)	$22,679

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(15,210)	$(13,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60	58
Operating lease right of use asset amortization	159	149
Financing lease right of use asset amortization	865	938
Stock-based compensation	2,998	2,474
Accretion of discounts on available-for-sale securities	(198)	–
Changes in operating assets and liabilities:
Interest receivable	(13)	–
Prepaid expenses and other current assets	26	(288)
Accounts payable	65	186
Accrued expenses	57	2
Accrued payroll expenses	(269)	193
Operating lease liability	(189)	(125)
Deferred revenue	–	1
Net cash used in operating activities	(11,649)	(9,581)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(31)	(26)
Purchase of available-for-sale securities	(16,595)	–
Maturity of available-for-sale securities	9,000	–
Net cash used in investing activities	(7,626)	(26)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market sale of stock, net of commissions and expenses	11,248	4,788
Proceeds from exercise of stock options	117	205
Payments on principal of financing lease	(632)	(798)
Net cash provided by financing activities	10,733	4,195

Net decrease in cash and cash equivalents	(8,542)	(5,412)

Cash and cash equivalents at beginning of period	21,184	28,699

Cash and cash equivalents at end of period	$12,642	$23,287

Supplemental information:
Cash paid for interest	$151	$200
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2023 and 2022

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

At September 30, 2023, the Company had cash, cash equivalents and short-term investments of approximately $20.4 million and working capital of approximately $17.9 million. The Company has generated only limited revenues since inception and has incurred recurring operating losses. Accordingly, it is subject to all the risks inherent in the financing and scaling of a business that is not generating positive cashflow.

The Company has primarily financed operations through private placements of equity and debt securities, the Company’s Initial Public Offering (the “IPO”) which was consummated on August 10, 2016, and subsequent public offerings of its common stock. On May 31, 2022, Atomera entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and Craig-Hallum Capital Group LLC, as agents, under which the Company may offer and sell, from time to time at its sole discretion, shares of its $0.001 par value common stock, in “at the market” offerings to or through the agent as its sales agent, having an aggregate offering price of up to $50.0 million (the “ATM Facility”). During the nine months ended September 30, 2023, the Company sold approximately 1.4 million shares pursuant to its ATM Facility at an average price per share of approximately $8.11, resulting in approximately $11.2 million of net proceeds after deducting commissions and other offering expenses. These sales include approximately 24,000 shares sold during the three months ended September 30, 2023 at an average price of $9.17, resulting in net proceeds of approximately $185,000 after deducting commissions and other offering expenses.

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

Basis of presentation of unaudited condensed financial information

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and its results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2022 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 15, 2023. These unaudited condensed financial statements should be read in conjunction with that report.

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

Adoption of recent accounting standards

From time to time, new accounting standards are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. No new accounting standards, issued or effective during the period ended September 30, 2023, have had or are expected to have a significant impact on the Company’s financial statements.

4.	FAIR VALUE MEASUREMENTS

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements (“ASC 820”) states that fair value represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, consists of:

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

The Company’s cash, cash equivalents and short-term investments classified by security type as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

		September 30, 2023			December 31, 2022
	Cost	Unrealized Gain/(Loss)	Accretion of Discount	Fair Value	Cost	Fair Value
Cash	$–	$–	$–	$–	$1	$1
Money market funds	11,649	–	–	11,649	21,183	21,183
US treasury bills	4,902	(1)	61	4,962	–	–
US agency bonds	3,763	(2)	17	3,778	–	–
Total	$20,314	$(3)	$78	$20,389	$21,184	$21,184

5.	REVENUE

The Company recognizes revenue in accordance with ASC No. 606. The Company generates revenues from engineering service contracts, license agreements and joint development agreements. The amount of revenue that the Company recognizes reflects the consideration it expects to receive in exchange for goods or services and such revenue is recognized when the Company satisfies a performance obligation by transferring the product or service to the customer. When the Company’s performance obligation is to grant a license, revenue is recognized either at a point in time (such as a right to use licensed technology that is under the customer’s control), or over time (typically a right to access technology without obtaining control).

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Primary geographic markets
North America	$–	$2	$–	$77
Asia Pacific	–	–	–	300
Total	$–	$2	$–	$377

Timing of revenue recognition
Products and services transferred at a point in time	$–	$–	$–	$375
Products and services transferred over time	–	2	–	2
Total	$–	$2	$–	$377

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2023	2022
Stock Options	3,370	3,019
Unvested restricted stock	481	403
Total	3,851	3,422

7.	LEASES

The Company accounts for leases over one year under ASC 842. Lease expense for the Company’s operating leases consists of the lease payments recognized on a straight-line basis over the lease term. Expenses for the Company’s financing leases consists of the amortization expenses recognized on a straight-line basis over the lease term and interest expense. The Company’s lease agreement for a tool used in the development and marketing of the Company’s technology established a monthly lease payment of $150,000 per month. The lease contains a provision for an annual adjustment of lease payments based on tool availability and usage during the preceding 12 months and the adjusted payment is calculated on August 1 of each year of the lease. Effective August 1, 2022, the lease payments for this tool were reduced to $100,824 per month for the period August 1, 2022 through July 31, 2023. This adjustment to the lease payments resulted in a reduction in the ROU and corresponding lease liability. Effective August 1, 2023, the lease payments for this tool were adjusted to $137,650 per month for the period August 1, 2023 through July 31, 2024. This adjustment to the lease payments also resulted in a reduction in the ROU and corresponding lease liability.

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

The Company terminated its office lease in Cambridge, Massachusetts as of March 31, 2023. The cost of the lease was $2,942 per month.

The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Financing lease costs:
Amortization of ROU assets	$284	$300	$865	$938
Interest on lease liabilities	47	60	151	200
Total financing lease costs	$331	$360	$1,016	$1,138

Operating lease costs:
Fixed lease costs	$66	$62	$192	$186
Variable lease costs	1	–	1	–
Short-term lease costs	251	9	792	29
Total operating lease costs	$318	$71	$985	$215

Future minimum payments under non-cancellable leases as of September 30, 2023 were as follows (in thousands):

For the Year Ended December 31,	Financing leases	Operating leases
Remaining 2023	$329	$39
2024	1,367	291
2025	1,436	298
2026	478	24
2027 & thereafter	–	–
Total future minimum lease payments	$3,610	$652
Less imputed interest	(245)	(42)
Total lease liability	$3,365	$610

The below table provides supplemental information and non-cash activity related to the Company’s operating and financing leases are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$55	$53	$216	$161
Cash paid for amounts included in the measurement of financing liabilities	$300	$280	$782	$998
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$–	$–	$33	$–
Remeasurement of right-of-use asset and liability in financing lease	$(114)	$(458)	$(114)	$(458)

The table above does not include short-term leases that are one-year or less.

The weighted average remaining discount rate is 5.48% for the Company’s operating leases and 5.25% for the financing lease. The weighted average remaining lease term is 2.4 years for the Company’s operating leases and 2.8 years for the financing lease.

8.	STOCK BASED COMPENSATION

In May 2017, the Company’s shareholders approved its 2017 Stock Incentive Plan (“2017 Plan”) after its 2007 Stock Incentive Plan (“2007 Plan”) had expired in March 2017. The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted shares. The 2017 Plan provides for the issuance of 3,750,000 shares of common stock. As of September 30, 2023, approximately 25,000 shares remain available for issuance. In May 2023, the Company’s shareholders approved its 2023 Stock Incentive Plan (“2023 Plan”). The 2023 plan provides for the issuance of 2,000,000 shares of common stock. All employees and employees of any subsidiary (including officers and directors who are also employees), as well as all of the nonemployee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2017 Plan and 2023 Plan. Generally, stock options and restricted stock issued under the 2017 Plan and 2023 Plan vest over a period of one to four years from the date of grant. As of September 30, 2023, approximately 1.9 million shares remain available for issuance.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three and nine months ended September 30, 2023 and 2022 for stock options and restricted stock granted under the Company’s incentive plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$364	$305	$1,064	$844
General and administrative	588	518	1,683	1,446
Selling and Marketing	89	66	251	184
Total	$1,041	$889	$2,998	$2,474

As of September 30, 2023, there was approximately $7.6 million of total unrecognized compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.6 years.

The weighted average grant date fair value per share of the options granted under the Company’s Plans were $4.68 and $4.94 for the three and nine months ended September 30, 2023, respectively. The weighted average grant date fair value per share of the options granted under the Company’s Plans were $8.48 and $10.37 for the three and nine months ended September 30, 2022, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2023 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices per Share	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2023	3,009	$7.07
Granted	391	$6.54
Exercised	(30)	$3.90
Outstanding at September 30, 2023	3,370	$7.03	4.9	$2,234
Exercisable at September 30, 2023	2,788	$6.60	4.1	$2,087

During the nine months ended September 30, 2023, the Company granted options under the 2017 Plan to purchase approximately 391,000 shares of its common stock to its employees and consultants. The fair value of these options was approximately $2.0 million at the time of grant.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the nine months ended September 30, 2023 (in thousands except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2023	340	$10.78
Granted	357	$7.00
Forfeited	(20)	$8.63
Vested	(196)	$8.63
Outstanding non-vested shares at September 30, 2023	481	$8.94

During the nine months ended September 30, 2023, the Company granted approximately 357,000 restricted stock awards under the 2017 and 2023 Plans. The fair value of these awards was approximately $2.5 million at the time of grant.

9.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

The Company may be subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of September 30, 2023, or through the date these financial statements have been issued.

10.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through the date these financial statements were issued.

Since September 30, 2023, the Company has issued approximately 15,000 additional shares through its ATM offering at an average price per share of $7.13 resulting in additional net proceeds of approximately $104,000.

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

We do not intend to design or manufacture integrated circuits directly. Instead, we develop and license technologies and processes that we believe offer the designers and manufacturers of integrated circuits a low-cost solution to the industry’s need for greater performance and lower power consumption. Our customers and partners include:

•	foundries, which manufacture integrated circuits on behalf of fabless manufacturers;

•	integrated device manufacturers, or IDMs, which are the fully-integrated designers and manufacturers of integrated circuits;

•	fabless semiconductor manufacturers, which are designers of integrated circuits that outsource the manufacturing of their chips to foundries;

•	original equipment manufacturers, or OEMs, that manufacture the epitaxial, or epi, equipment used to deposit semiconductor layers, such as the MST film, onto silicon wafers; and

•	electronic design automation companies, which make tools used throughout the industry to simulate performance of semiconductor products using different materials, design structures and process technologies.

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

In April 2023, we entered into a license agreement with ST Microelectronics (“ST”) that authorizes ST to manufacture and distribute MST-enabled products to its customers. This agreement provides for payment of license fees payable upon reaching milestones consistent with Atomera’s standard business model. Our standard model is based around two major milestones, namely the installation of MST in a customer’s fab and qualification of an MST-enabled process. After process qualification is completed, ST will have the right to commercially distribute MST-enabled products and, assuming ST brings such products to market, we will receive royalties on all MST-enabled products manufactured for commercial purposes. This license agreement with ST is our first grant of commercial manufacturing and distribution rights and, assuming the successful installation of MST and related process qualification, would result in our first revenue from commercial use of MST-enabled products. There can be no assurance, however, that ST will pursue the licensed rights through development to the manufacture and commercial sale of MST-enabled products.

We were organized as a Delaware limited liability company under the name Nanovis LLC on November 26, 2001. On March 13, 2007, we converted to a Delaware corporation under the name Mears Technologies, Inc. On January 12, 2016, we changed our name to Atomera Incorporated.

On May 31, 2022, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc and Craig-Hallum Capital Group LLC, as agents, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million in an “at-the-market” offering or “ATM”, to or through the agents. During the nine months ended September 30, 2023, we sold approximately 1.4 million shares pursuant to our ATM at an average price per share of approximately $8.11, resulting in approximately $11.2 million of net proceeds to us after deducting commissions and other offering expenses. These sales include approximately 24,000 shares sold during the three months ended September 30, 2023 at an average price of $9.17, resulting in net proceeds of approximately $185,000 after deducting commissions and other offering expenses.

Results of Operations

Revenues. To date, we have only generated limited revenue from customer engagements for engineering services, integration license agreements, a manufacturing license granted under a JDA and licensing of MSTcad. Our license agreement with ST, which was executed in April 2023, is our first commercial manufacturing and distribution agreement and, assuming successful completion of contractual milestones and payments of associated fees, will entitle us to royalties on all MST-enabled products manufactured for commercial purposes. Our engineering services consist of depositing our MST film on semiconductor wafers, delivering such wafers to customers to finalize building devices, and performing tests for customers evaluating MST. The integration license agreements we have entered into grant the licensees the right to build products that integrate our MST technology deposited by us onto their semiconductor wafers, but the agreements do not grant the licensees the rights to manufacture MST-enabled wafers in their facilities or to sell products incorporating MST. Our first JDA included the grant of a manufacturing license to our customer and we were paid for such license when we delivered our IP transfer package which enabled our customer to install MST in a tool in their facility and to use it to manufacture wafers for internal use. This JDA also contained targeted technical specifications that, if met, would result in payment of a success fee to us. Those technical objectives were met and we have collected the success fee.

For revenue recognition purposes, we have determined that the grant of rights in integration licenses is not distinct from the delivery of engineering services, and therefore revenue from both integration licenses and engineering services is recognized as the services are provided to the customer. In general, this is proportionate to the delivery to the customer of wafers processed with MST, but if the agreements do not specify a time and quantity of wafer delivery, we will record revenue over the period of time in which we anticipate delivering an estimated quantity of wafers. We have also determined that the grant of our manufacturing license under the JDA confers a right to use our technology and accordingly revenue was recognized at the point in time when we delivered our IP transfer package. The success fee under our JDA was treated as engineering services revenue and recognized upon our customer’s confirmation that the JDA’s technical objectives had been met. Our MSTcad licenses grant customers the right to use MSTcad software to simulate the effects of incorporating MST technology into their semiconductor manufacturing process. MSTcad licenses are granted on a monthly basis and revenue is recognized over time.

Revenue was not recorded for the three months or nine months ended September 30, 2023. Revenue for the three and nine months ended September 30, 2022 was $2,000 and $377,000, respectively. Our revenue in 2022 consisted of a success fee pursuant to our first JDA and a license fee paid under an integration license agreement.

Cost of revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to provide deliverables that resulted in payment of our success fee and wafers delivered as part of the integration license agreement. No costs of revenue were recorded for the three months ended September 30, 2023 and 2022. Cost of revenue for the nine months ended September 30, 2023 and 2022 was $0 and approximately $81,000, respectively. We anticipate that our cost of revenue will vary substantially depending on the mix of license and engineering services revenues we receive and the nature of products and/or services delivered in each customer engagement.

Operating expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended September 30, 2023 and 2022, our operating expenses totaled approximately $5.4 million and $4.7 million, respectively. For the nine months ended September 30, 2023 and 2022, our operating expenses totaled approximately $15.9 million and $13.4 million, respectively.

Research and development expense. To date, our operations have focused on the research, development, patent prosecution, and commercialization of our MST technology and related technologies such as MSTcad. Our research and development costs primarily consist of payroll and benefits costs for our engineering staff and costs of outsourced fabrication (including epi tool leases) and metrology of semiconductor wafers incorporating our MST technology.

For the three months ended September 30, 2023 and 2022, we incurred approximately $3.3 million and $2.7 million, respectively, of research and development expenses, an increase of approximately $562,000, or 20%. This increase was primarily due to increases of approximately $355,000 in outsourced research and development mainly due to price increases for outsourced foundry services combined with an increase in the number of wafers processed. The increase in research and development expenses also reflected increases of approximately $81,000 in employee-related expenses resulting from new hires, and approximately $82,000 in technical consulting expenses.

For the nine months ended September 30, 2023 and 2022, we incurred approximately $9.5 million and $7.5 million, respectively, of research and development expense, an increase of approximately $2.0 million, or 27%. The increase was primarily due to outsourced research and development which increased by approximately $977,000 due to price increases and a higher number of wafers processed. The other main factors that drove the increase in research and development expense were increases of approximately $495,000 in employee costs for new hires, approximately $227,000 in technical consulting and approximately $100,000 in wafer purchases to support our research efforts.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs were approximately $1.7 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively, representing an increase of approximately $116,000, or 7%. The increase is primarily related to an increase of approximately $123,000 in legal fees related to our intellectual property portfolio offset by a decrease in employee-related expenses.

General and administrative costs were approximately $5.2 million and $4.9 million for the nine months ended September 30, 2023 and 2022, respectively, representing an increase of approximately $318,000, or 7%. The increase is primarily related to an increase in stock-based compensation costs of approximately $237,000 and an increase of approximately $83,000 in legal fees.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the three months ended September 30, 2023 and 2022 were approximately $365,000 and $347,000, respectively, representing an increase of approximately $18,000, or 5%. The increase in costs is primarily related to increased travel and stock-based compensation costs offset by a decrease in employee-related expenses.

Selling and marketing expenses for the nine months ended September 30, 2023 and 2022 were approximately $1.1 million and $1.0 million, respectively, representing an increase of approximately $128,000, or 13%. The increase in costs is primarily related to increased travel and stock-based compensation costs.

Interest income. Interest income for three months ended September 30, 2023 and 2022 was approximately $177,000 and $113,000, respectively. Interest income for nine months ended September 30, 2023 and 2022 was approximately $528,000 and $151,000, respectively. Interest income for the periods presented related to interest earned on our cash, cash equivalents and short-term investments.

Accretion income. Accretion income for the three and nine months ended September 30, 2023, was approximately $112,000 and $221,000, respectively. Accretion income relates to the increase in value of our available-for-sale securities from the purchase date through the maturity date. There was no income from accretion for the three or nine months ended September 30, 2022.

Interest expense. Interest expense for the three months ended September 30, 2023 and 2022 was approximately $47,000 and $60,000, respectively. Interest expense for the nine months September 30, 2023 and 2022 was approximately $151,000 and $200,000, respectively. Interest expense is related to the tool financing lease entered into in August 2021.

Other income/expense, net. Other income for the three and nine months ended September 30, 2023 of approximately $72,000, consisted primarily of a refundable state research and development tax credit, net of filing costs and tax consulting services.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $11.6 million for the nine months ended September 30, 2023 resulted primarily from our net loss of approximately $15.2 million offset by approximately $3.0 million of stock-based compensation and approximately $1.0 million of amortization of right-of-use assets.

Net cash used in operating activities of approximately $9.6 million for the nine months ended September 30, 2022 resulted primarily from our net loss of approximately $13.2 million offset by approximately $2.5 million stock-based compensation and approximately $1.1 million in amortization of right-of-use assets.

Net cash used in investing activities of approximately $7.6 million and for the nine months ended September 30, 2023 consisted primarily of the purchase of short-term available-for-sale investments, offset by the maturity of short-term available-for-sale investments Net cash used in investing activities of approximately $26,000 for the nine months ended September 30, 2022 consisted of the purchase of computers and lab tools in Tempe, AZ.

Net cash provided by financing activities of approximately $10.7 million for the nine months ended September 30, 2023 primarily related to the net proceeds from our ATM offering, offset by the principal payments on our financing lease.

Net cash provided by financing activities of approximately $4.2 million for the nine months ended September 30, 2022 primarily related to the net proceeds from our ATM offering, offset by the principal payments on our financing lease.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of approximately $12.6 million, short-term investments of approximately $7.7 million and working capital of approximately $17.9 million. For nine months ended September 30, 2023, we had a net loss of approximately $15.2 million and used approximately $11.6 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

During the nine months ended September 30, 2023, we sold approximately 1.4 million shares pursuant to our ATM at an average price per share of approximately $8.11, resulting in approximately $11.2 million of net proceeds to us after deducting commissions and other offering expenses. Since September 30, 2023 we have sold approximately 15,000 additional shares through our ATM offering at an average price per share of $7.13 resulting in additional net proceeds of approximately $104,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have not been any changes to our internal controls over financial reporting (as defined by Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 15, 2023, except as follows:

In February 2024, we will be losing access to certain semiconductor manufacturing and engineering services which may be difficult to replace. Since 2016, we have worked with TSI Technology Development & Commercialization Services LLC, or TSI under a Master R&D Services Agreement and a Manufacturing Agreement. Under these agreements, TSI provides us with foundry services, consisting of engineering and manufacturing services. In August 2023, TSI was acquired by Robert Bosch Semiconductor LLC, or Bosch. In October 2023, Bosch advised us that on January 31, 2024 it will cease providing engineering and manufacturing services to third parties, including Atomera, in order to commence the conversion of the TSI fab to production of Silicon Carbide semiconductor products. We have an ongoing search for a replacement provider of foundry services. However, there are few foundries that offer R&D services that are comparable to those, provided by TSI, so we may face difficulty in finding a replacing the services currently. We have utilized TSI’s services for a portion of our internal R&D which required complete semiconductor device fabrication. No wafers sold or licensed to any customer have been fabricated at TSI. Accordingly, we do not believe that the loss of TSI’s services will have a meaningful impact on any of our ongoing client engagements. However, we believe it is likely that our access to foundry services will be interrupted while we reach agreement with a replacement foundry and adapt our R&D processes to those used at a new provider. This transition may cause us to incur meaningful startup costs and may divert engineering resources from ongoing R&D activities. The potential inability to replace the TSI services in a timely manner may have a material adverse effect on the timing and cost of continuing to develop example applications and devices which exhibit the advantages of our MST technology.

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

ATOMERA INCORPORATED.

Date: November 1, 2023	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: November 1, 2023	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

