Form 10-Q
period 2024-03-31
Atomera Inc
filed 2024-04-30
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024.

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of April 29, 2024 was 26,887,371.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,806	$12,591
Short-term investments	4,458	6,940
Unbilled contracts receivable	–	550
Interest receivable	73	79
Prepaid expenses and other current assets	328	244
Total current assets	19,665	20,404

Property and equipment, net	83	100
Long-term prepaid maintenance and supplies	91	91
Security deposit	14	14
Operating lease right-of-use asset	459	517
Financing lease right-of-use-asset	2,622	2,903

Total assets	$22,934	$24,029

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$601	$618
Accrued expenses	210	222
Accrued payroll related expenses	454	1,382
Current operating lease liability	263	264
Current financing lease liability	1,357	1,328
Deferred Revenue	17	–
Total current liabilities	2,902	3,814

Long-term operating lease liability	194	295
Long-term financing lease liability	1,431	1,750

Total liabilities	4,527	5,859

Commitments and contingencies (see Note 9)	–	–

Stockholders’ equity:
Preferred stock $0.001 par value, authorized 2,500 shares; none issued and outstanding as of March 31 2024 and December 31, 2023	–	–
Common stock: $0.001 par value, authorized 47,500 shares; 26,905 shares issued and 26,885 outstanding as of March 31, 2024; and 26,107 shares issued and outstanding as of December 31, 2023	27	26
Additional paid in capital	226,288	221,229
Other comprehensive income (loss)	(1)	–
Accumulated deficit	(207,907)	(203,085)
Total stockholders’ equity	18,407	18,170
Total liabilities and stockholders’ equity	$22,934	$24,029

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$18	$–
Cost of revenue	(33)	–
Gross margin (loss)	(15)	–

Operating expenses
Research and development	2,858	3,036
General and administrative	1,811	1,742
Selling and marketing	350	389
Total operating expenses	5,019	5,167

Loss from operations	(5,034)	(5,167)

Other income (expense)
Interest income	205	199
Accretion income	46	2
Interest expense	(39)	(53)
Total other income (expense), net	212	148

Net loss	$(4,822)	$(5,019)

Net loss per common share, basic	$(0.19)	$(0.21)
Net loss per common share, diluted	$(0.19)	$(0.21)

Weighted average number of common shares outstanding, basic	26,038	23,660
Weighted average number of common shares outstanding, diluted	26,038	23,660

The accompanying notes are an integral part of these condensed financial statements.

4

Atomera Incorporated

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Net loss	$(4,822)	$(5,019)
Unrealized gain (loss) on available-for-sale securities	(1)	(2)
Comprehensive income (loss)	$(4,823)	$(5,021)

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance January 1, 2024	26,107	$26	$221,229	$–	$(203,085)	$18,170
Stock-based compensation	275	–	1,024	–	–	1,024
Stock option exercise	13	–	86	–	–	86
Forfeiture of restricted stock issuance	(20)	–	–	–	–	–
At-the-market sale of stock, net of commissions and expenses	510	1	3,949	–	–	3,950
Net loss	–	–	–	–	(4,822)	(4,822)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(1)	–	(1)
Balance March 31, 2024	26,885	$27	$226,288	$(1)	$(207,907)	$18,407

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance January 1, 2023	23,973	$24	$203,585	$–	$(183,295)	$20,314
Stock-based compensation	297	–	927	–	–	927
Stock option exercise	10	–	39	–	–	39
At-the-market sale of stock, net of commissions and expenses	50	–	274	–	–	274
Net loss	–	–	–	–	(5,019)	(5,019)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(2)	–	(2)
Balance March 31, 2023	24,330	$24	$204,825	$(2)	$(188,314)	$16,533

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,822)	$(5,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	20
Operating lease right of use asset amortization	58	52
Financing lease right of use asset amortization	281	291
Stock-based compensation	1,024	927
Net accretion of discounts on available-for-sale securities	(46)	(3)
Changes in operating assets and liabilities:
Unbilled contracts receivable	550	–
Interest receivable	12	(46)
Prepaid and other current assets	(84)	168
Accounts payable	(114)	26
Accrued expenses	(12)	69
Accrued payroll expenses	(928)	(675)
Operating lease liability	(102)	(44)
Deferred revenue	17	–
Net cash used in operating activities	(4,149)	(4,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	–	(15)
Purchase of available-for-sale securities	(1,479)	(4,942)
Maturity of available-for-sale securities	4,000	–
Net cash provided by/(used in) investing activities	2,521	(4,957)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market sale of stock, net of commissions and expenses	3,950	274
Proceeds from exercise of stock options	86	39
Payments on principal of financing lease	(193)	(188)
Net cash provided by financing activities	3,843	125

Net increase/(decrease) in cash and cash equivalents	2,215	(9,066)

Cash and cash equivalents at beginning of period	12,591	21,184

Cash and cash equivalents at end of period	$14,806	$12,118

Supplemental information:
Cash paid for interest	$26	$53
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

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

At March 31, 2024, the Company had cash, cash equivalents and short-term investments of approximately $19.3 million and working capital of approximately $16.8 million. The Company has generated only limited revenues since inception and has incurred recurring operating losses. Accordingly, it is subject to all the risks inherent in the initial organization, financing, expenditures, and scaling of a new business that is not generating positive cashflow.

On May 31, 2022, Atomera entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and Craig-Hallum Capital Group LLC, as agents, under which the Company may offer and sell, from time to time at its sole discretion, shares of its $0.001 par value common stock, in “at the market” offerings to or through the agent as its sales agent, having aggregate offering proceeds of up to $50.0 million (the “ATM Facility”). During the three-month period ended March 31, 2024, the Company sold approximately 510,000 shares pursuant to the ATM at an average price per share of approximately $8.06, resulting in approximately $4.0 million of net proceeds to the Company after deducting commissions and other offering expenses. As of March 31, 2024, the Company has a remaining capacity on the ATM of approximately $25.7 million.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 15, 2024.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and its results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 15, 2024. These unaudited condensed financial statements should be read in conjunction with that report.

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

Recent Accounting Standards

From time to time, new accounting standards are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. No new accounting standards issued or effective during the period ended March 31, 2024 have had or are expected to have a significant impact on the Company’s financial statements.

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

The Company’s cash, cash equivalents and short-term investments classified by security type as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024
	Cost	Unrealized Gain/(Loss)	Accretion of Discount	Fair Value
Cash	$1	$–	$–	$1
Money market funds	14,805	–	–	14,805
US treasury bills	1,958	–	15	1,973
US agency bonds	2,455	(1)	31	2,485
Total	$19,219	$(1)	$46	$19,264

	December 31, 2023
	Cost	Accretion of Discount	Fair Value
Cash	$157	$–	$157
Money market funds	12,434	–	12,434
US treasury bills	2,931	50	2,981
US agency bonds	3,938	21	3,959
Total	$19,460	$71	$19,531

5.	REVENUE

The Company recognizes revenue in accordance with ASC No. 606. The Company generates revenues from engineering service contracts, license agreements and joint development agreements. The amount of revenue that the Company recognizes reflects the consideration it expects to receive in exchange for goods or services and such revenue is recognized when the Company satisfies a performance obligation by transferring the product or service to the customer. When the Company’s performance obligation is to grant a license, revenue is recognized either at a point in time (such as a right to use licensed technology that is under the customer’s control), or over time (typically a right to access technology without obtaining control). Revenue from integration license agreements and from MSTcad licenses are recognized over the length of the license.

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition (in thousands):

	Three Months Ended March 31,
	2024	2023
Primary geographic markets
North America	$18	$–
Asia Pacific	–	–
Total	$18	$–

Timing of revenue recognition
Products and services transferred at a point in time	$–	$–
Products and services transferred over time	18	–
Total	$18	$–

Unbilled contracts receivable

Timing of revenue recognition may differ from the timing of invoicing customers. Accounts receivable includes amounts billed and currently due from customers. Unbilled contracts receivable represents unbilled amounts expected to be received from customers in future periods, where the revenue recognized to date exceeds the amount billed, and the right to receive payment is subject to the underlying contractual terms. Unbilled contracts receivable amounts may not exceed their net realizable value and are classified as long-term assets if the payments are expected to be received more than one year from the reporting date. All unbilled contracts receivable as of December 31, 2023 were billed and received during the three months ended March 31, 2024.

Deferred Revenue

The Company records deferred revenue for customers that were issued invoices, but the Company has not yet recognized the revenue based on its revenue recognition policy. As of March 31, 2024, the Company has approximately $17,000 of deferred revenue that it expects to recognize over the next 12 months.

6.	BASIC AND DILUTED LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding and the dilutive common stock equivalent shares outstanding during the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options and (ii) vesting of restricted stock units and restricted stock awards, are only included in the calculation of diluted net loss per share when their effect is dilutive. Since the Company has had net losses for all periods presented, all potentially dilutive securities are anti-dilutive. Accordingly, basic and diluted net loss per share are equal.

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock Options	3,670	3,374
Unvested restricted stock	620	582
Total	4,290	3,956

7.	LEASES

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

In December 2023, the Company entered into a lease agreement for a tool in Tempe, Arizona. The term of this lease is for 12 months beginning on January 1, 2024 for $87,000 per month. Since the lease term is not for more than one year and there are no extension provisions in the lease, the future lease payments are not included in the lease obligations on the Company’s condensed balance sheets.

The Company terminated its office lease in Cambridge, Massachusetts as of March 31, 2023. The cost of the lease was $2,942 per month.

The components of lease costs were as follows (in thousands):

	Three Months March 31,
	2024	2023
Financing lease costs:
Amortization of ROU assets	$281	$291
Interest on lease liabilities	39	53
Total financing lease costs	$320	$344

Operating lease costs:
Fixed lease costs	$66	$62
Short-term lease costs	261	297
Total operating lease costs	$327	$359

Future minimum payments under non-cancellable leases as of March 31, 2024 were as follows (in thousands):

For the Year Ended December 31,	Financing leases	Operating leases
Remaining 2024	$1,037	$181
2025	1,436	298
2026	478	24
Total future minimum lease payments	2,951	503
Less imputed interest	(163)	(46)
Total lease liability	$2,788	$457

The below table provides supplemental information and non-cash activity related to the Company’s operating and financing leases are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$110	$56
Cash paid for amounts included in the measurement of financing liabilities	$219	$241

The table above does not include short-term leases that are one-year or less.

The weighted average remaining discount rate is 5.50% for the Company’s operating leases and 5.25% for the financing lease. The weighted average remaining lease term is 2.3 years for the Company’s operating leases and 1.9 years for the financing lease.

8.	STOCK BASED COMPENSATION

In May 2017, the Company’s shareholders approved its 2017 Stock Incentive Plan (“2017 Plan”) after its 2007 Stock Incentive Plan (“2007 Plan”) had expired in March 2017. The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted shares. The 2017 Plan provides for the issuance of 3,750,000 shares of common stock. In May 2023, the Company’s shareholders approved its 2023 Stock Incentive Plan (“2023 Plan”). The 2023 plan provides for the issuance of 2,000,000 shares of common stock. All employees and employees of any subsidiary (including officers and directors who are also employees), as well as all of the nonemployee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2017 Plan and 2023 Plan. Generally, stock options and restricted stock issued under the 2017 Plan and 2023 Plan vest over a period of one to four years from the date of grant. As of March 31, 2024, approximately 1.4 million shares remain available for issuance under both available plans.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the three months ended March 31, 2024 and 2023 for stock options and restricted stock granted under the Company’s incentive plans (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$377	$328
General and administrative	583	525
Selling and Marketing	64	74
Total	$1,024	$927

As of March 31, 2024, there was approximately $8.6 million of total unrecognized compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 3.1 years.

The weighted average grant date fair value per share of the options granted under the Company’s Plans were $4.98 and $4.95 for the three March 31, 2024 and 2023, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2024 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices per Share	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2024	3,369	$7.04
Granted	366	$6.46
Exercised	(13)	$6.60
Forfeited	(52)	$10.43
Outstanding at March 31, 2024	3,670	$6.93	4.82	$2,093
Exercisable at March 31, 2024	2,926	$6.68	3.70	$2,093

During the three months ended March 31, 2024, the Company granted options under the 2017 and 2023 Plans to purchase approximately 366,000 shares of its common stock to its employees and consultants. The fair value of these options was approximately $1.8 million at the time of grant.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the three months March 31, 2024 (in thousands except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2024	419	$9.21
Granted	275	$6.46
Forfeited	(20)	$8.24
Vested	(54)	$8.35
Outstanding non-vested shares at March 31, 2024	620	$8.09

During the three months ended March 31, 2024, the Company granted approximately 275,000 restricted stock awards under the 2017 and 2023 Plans. The fair value of these awards was approximately $1.8 million at the time of grant.

9.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

The Company may be subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of March 31, 2024, or through the date these financial statements have been issued.

10.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Atomera Incorporated should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this Quarterly Report. Statements in this Quarterly Report on Form 10-Q include forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 15, 2024. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Our commercialization strategy is to generate revenue through licensing arrangements whereby foundries, IDMs and fabless semiconductor manufacturers pay us a license fee for their right to use MST technology in the manufacture of silicon wafers as well as a royalty for each silicon wafer or device that incorporates our MST technology. We also license our MSTcad(r) software to our customers for use in simulating the effects of using MST technology on their wafers and/or devices. To date, we have generated revenue from (i) licensing agreements with two IDMs, one fabless manufacturer and one foundry, (ii) a joint development agreement, or JDA, with a leading semiconductor provider, (iii) engineering services provided to foundries, IDMs and fabless companies and (iv) licensing MSTcad.

In April 2023, we entered into a license agreement with ST Microelectronics (“ST”) that authorizes ST to manufacture and distribute MST-enabled products to its customers. This agreement provides for payment of license fees payable upon reaching milestones consistent with Atomera’s standard business model. Our standard model is based around two major milestones, namely the installation of MST in a customer’s fab and qualification of an MST-enabled process. After process qualification is completed, ST will have the right to commercially distribute MST-enabled products and, assuming ST brings such products to market, we will receive royalties on all MST-enabled products manufactured for commercial purposes. This license agreement with ST is our first grant of commercial manufacturing and distribution rights. In the fourth quarter of 2023, we completed the first major milestone under the ST license agreement by delivering our MST film recipe and ST accepting the film, resulting in our recognizing license revenue associated with that milestone. We expect that ST will now proceed to completing process qualification with MST which would result in additional license fees for the distribution license upon completion of qualification, at which time ST would commence paying royalties on MST-enabled products they sell. There can be no assurance, however, that ST will complete its process qualification and pursue the licensed rights through development to the manufacture and commercial sale of MST-enabled products.

We were organized as a Delaware limited liability company under the name Nanovis LLC on November 26, 2001. On March 13, 2007, we converted to a Delaware corporation under the name Mears Technologies, Inc. On January 12, 2016, we changed our name to Atomera Incorporated.

On May 31, 2022, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc and Craig-Hallum Capital Group LLC, as agents, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million in an “at-the-market” offering or “ATM”, to or through the agents. During the three months ended March 31, 2024, we sold approximately 510,000 shares pursuant to our ATM at an average price per share of approximately $8.06, resulting in approximately $4.0 million of net proceeds to us after deducting commissions and other offering expenses.

Results of Operations

Revenues. To date, we have only generated limited revenue from customer engagements for engineering services, integration license agreements, a manufacturing license granted under a JDA and licensing of MSTcad. Our license agreement with ST, which was executed in April 2023, is our first commercial manufacturing and distribution agreement and, assuming successful completion of contractual milestones and payments of associated fees, will entitle us to royalties on all MST-enabled products manufactured for commercial purposes. Our MSTcad licenses grant customers the right to use MSTcad software to simulate the effects of incorporating MST technology into their semiconductor manufacturing process. MSTcad licenses are granted on a monthly or yearly basis and revenue is recognized over time.

Revenue for the three months ended March 31, 2024 and 2023 was approximately $18,000 and $0, respectively. Our revenue in 2024 consisted of MSTcad License revenue and consulting services related to MSTcad.

Cost of revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to provide deliverables that result in payment of success fees, delivery of wafers delivered as part of integration license agreements and consulting services provided for our MSTcad License. Cost of revenue is expensed when incurred and may not correspond with revenue earned. Cost of revenue for the three months ended March 31, 2024 and 2023 was approximately $33,000 and $0, respectively. We anticipate that our cost of revenue will vary substantially depending on the mix of license and engineering services revenues we receive and the nature of products and/or services delivered in each customer engagement.

Operating expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended March 31, 2024 and 2023, our operating expenses totaled approximately $5.0 million and $5.2 million, respectively.

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

For the three months ended March 31, 2024 and 2023, we incurred approximately $2.9 million and $3.0 million, respectively, of research and development expenses, a decrease of approximately $178,000, or 6%. This decrease was primarily due to decrease of approximately $241,000 in outsourced research as we discontinued working with our foundry services provider, TSI Semiconductor, as of January 31. 2024. We are currently seeking a replacement provider of foundry services. This decrease was offset by increases in both employee related expenses and stock-based compensation totaling approximately $92,000.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs were approximately $1.8 million and $1.7 million for the three months March 31, 2024 and 2023, respectively, representing an increase of approximately $69,000, or 4%. The increase is primarily related to increases of approximately $107,000 in payroll and benefits costs and approximately $57,000 in stock-based compensation. These increases were partly offset by a decrease of approximately $74,000 in corporate legal expenses.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the three months ended March 31, 2024 and 2023 were approximately $350,000 and $389,000, respectively, representing a decrease of approximately $39,000, or 10%. The decrease in costs is primarily related to a reduction in head count.

Interest income. Interest income for three months ended March 31, 2024 and 2023 was approximately $205,000 and $199,000, respectively. Interest income for the periods presented related to interest earned on our cash, cash equivalents and short-term investments.

Accretion income. Accretion income for the three months ended March 31, 2024 and 2023 was approximately $46,000 and $2,000, respectively. Accretion income relates to the increase in value of our available-for-sale securities from the purchase date through the maturity date.

Interest expense. Interest expense for the three months ended March 31, 2024 and 2023 was approximately $39,000 and $53,000, respectively. Interest expense is related to the tool financing lease entered into in August 2021.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $4.1 million for the three months ended March 31, 2024 resulted primarily from our net loss of approximately $4.8 million offset by approximately $1.0 million of stock-based compensation and approximately $550,000 of collected contracts receivable offset by the payment of accrued payroll expenses of approximately $928,000.

Net cash used in operating activities of approximately $4.2 million for the three months ended March 31, 2023 resulted primarily from our net loss of approximately $5.0 million offset by approximately $927,000 stock-based compensation.

Net cash provided by investing activities of approximately $2.5 million and for the three months ended March 31, 2024 consisted primarily of the maturity of short-term available-for-sale investments, offset by the purchase of short-term available-for-sale investments.

Net cash used in investing activities of approximately $5.0 million and for the three months March 31, 2023 consisted primarily of the purchase of short-term investments.

Net cash provided by financing activities of approximately $3.8 million for the three months ended March 31, 2024 primarily related to the net proceeds from our ATM offering, offset by the principal payments on our financing lease.

Net cash provided by financing activities of approximately $125,000 for the three months ended March 31, 2023 primarily related to the net proceeds from our ATM offering, offset by the principal payments on our financing lease.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of approximately $14.8 million, short-term investments of approximately $4.5 million and working capital of approximately $16.8 million. For three months ended March 31, 2024, we had a net loss of approximately $4.8 million and used approximately $4.1 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

During the three months ended March 31, 2024, we sold approximately 510,000 shares pursuant to our ATM at an average price per share of approximately $8.06, resulting in approximately $4.0 million of net proceeds to us after deducting commissions and other offering expenses.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates from those included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 15, 2024.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have not been any changes to our internal controls over financial reporting (as defined by Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 15, 2024.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ATOMERA INCORPORATED.

Date: April 30, 2024	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: April 30, 2024	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

