Form 10-Q
period 2024-09-30
Atomera Inc
filed 2024-10-29
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024.

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of October 29, 2024 was 28,778,128.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$13,757	$12,591
Short-term investments	3,585	6,940
Accounts receivable	6	–
Unbilled contracts receivable	–	550
Interest receivable	56	79
Prepaid expenses and other current assets	388	244
Total current assets	17,792	20,404

Property and equipment, net	63	100
Long-term prepaid maintenance and supplies	91	91
Security deposit	14	14
Operating lease right-of-use asset	341	517
Financing lease right-of-use-asset	1,839	2,903

Total assets	$20,140	$24,029

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$786	$618
Accrued expenses	172	222
Accrued payroll related expenses	968	1,382
Current operating lease liability	258	264
Current financing lease liability	1,194	1,328
Deferred revenue	8	–
Total current liabilities	3,386	3,814

Long-term operating lease liability	80	295
Long-term financing lease liability	781	1,750

Total liabilities	4,247	5,859

Commitments and contingencies (see Note 9)	–	–

Stockholders’ equity:
Preferred stock $0.001 par value, authorized 2,500 shares; none issued and outstanding as of September 30, 2024 and December 31, 2023	–	–
Common stock: $0.001 par value, authorized 47,500 shares; 28,289 shares issued and outstanding as of September 30, 2024; and 26,107 shares issued and outstanding as of December 31, 2023	28	26
Additional paid in capital	232,726	221,229
Other comprehensive income	2	–
Accumulated deficit	(216,863)	(203,085)
Total stockholders’ equity	15,893	18,170
Total liabilities and stockholders’ equity	$20,140	$24,029

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$22	$–	$112	$–
Cost of revenue	(3)	–	(110)	–
Gross margin	19	–	2	–

Operating expenses
Research and development	2,759	3,305	8,206	9,533
General and administrative	1,812	1,683	5,455	5,200
Selling and marketing	248	365	805	1,147
Total operating expenses	4,819	5,353	14,466	15,880

Loss from operations	(4,800)	(5,353)	(14,464)	(15,880)

Other income (expense)
Interest income	176	177	566	528
Accretion income	59	112	152	221
Interest expense	(30)	(47)	(104)	(151)
Other income, net	–	72	72	72
Total other income (expense), net	205	314	686	670

Net loss	$(4,595)	$(5,039)	$(13,778)	$(15,210)

Net loss per common share, basic	$(0.17)	$(0.20)	$(0.52)	$(0.62)
Net loss per common share, diluted	$(0.17)	$(0.20)	$(0.52)	$(0.62)

Weighted average number of common shares outstanding, basic	27,406	25,255	26,640	24,536
Weighted average number of common shares outstanding, diluted	27,406	25,255	26,640	24,536

The accompanying notes are an integral part of these condensed financial statements.

4

Atomera Incorporated

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(4,595)	$(5,039)	$(13,778)	$(15,210)
Unrealized gain (loss) on available-for-sale securities	9	(1)	2	(3)
Net loss	$(4,586)	$(5,040)	$(13,776)	$(15,213)

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance January 1, 2024	26,107	$26	$221,229	$–	$(203,085)	$18,170
Stock-based compensation	275	–	1,024	–	–	1,024
Stock option exercise	13	–	86	–	–	86
Forfeiture of restricted stock issuance	(20)	–	–	–	–	–
At-the-market sale of stock, net of commissions and expenses	510	1	3,949	–	–	3,950
Net loss	–	–	–	–	(4,822)	(4,822)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(1)	–	(1)
Balance March 31, 2024	26,885	$27	$226,288	$(1)	$(207,907)	$18,407
Stock-based compensation	65	–	987	–	–	987
Forfeiture of restricted stock issuance	(11)	–	–	–	–	–
At-the-market sale of stock, net of commissions and expenses	669	1	2,441	–	–	2,442
Other sale	2	–	10	–	–	10
Net loss	–	–	–	–	(4,361)	(4,361)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(6)	–	(6)
Balance June 30, 2024	27,610	$28	$229,726	$(7)	$(212,268)	$17,479
Stock-based compensation		–	907	–	–	907
Forfeiture of restricted stock issuances	(12)	–	–	–	–
At-the-market sale of stock, net of commissions and expenses	691	–	2,093	–	–	2,093
Net loss	–	–	–	–	(4,595)	(4,595)
Unrealized gain (loss) on available-for-sale securities	–	–	–	9	–	9
Balance September 30, 2024	28,289	$28	$232,726	$2	$(216,863)	$15,893

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance January 1, 2023	23,973	$24	$203,585	$–	$(183,295)	$20,314
Stock-based compensation	297	–	927	–	–	927
Stock option exercise	10	–	39	–	–	39
At-the-market sale of stock, net of commissions and expenses	50	–	274	–	–	274
Net loss	–	–	–	–	(5,019)	(5,019)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(2)	–	(2)
Balance March 31, 2023	24,330	$24	$204,825	$(2)	$(188,314)	$16,533
Stock-based compensation	60	–	1,030	–	–	1,030
Stock option exercise	10	–	39	–	–	39
At-the-market sale of stock, net of commissions and expenses	1,370	2	10,787	–	–	10,789
Net loss	–	–	–	–	(5,152)	(5,152)
Balance June 30, 2023	25,770	$26	$216,681	$(2)	$(193,466)	$23,239
Stock-based compensation	–	–	1,041	–	–	1,041
Stock option exercise	10	–	39	–	–	39
Forfeited restricted stock awards	(20)	–	–	–	–	–
At-the-market sale of stock, net of commissions and expenses	24	–	185	–	–	185
Net loss	–	–	–		(5,039)	(5,039)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(1)	–	(1)
Balance September 30, 2023	25,784	$26	$217,946	$(3)	$(198,505)	$(19,464)

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(13,778)	$(15,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42	60
Operating lease right of use asset amortization	176	159
Financing lease right of use asset amortization	823	865
Stock-based compensation	2,918	2,998
Net accretion of discounts on available-for-sale securities	(135)	(198)
Changes in operating assets and liabilities:
Accounts receivable	(6)	–
Unbilled contracts receivable	550	–
Interest receivable	34	(13)
Prepaid and other current assets	(144)	26
Accounts payable	(11)	65
Accrued expenses	(50)	57
Accrued payroll expenses	(414)	(269)
Operating lease liability	(221)	(189)
Deferred revenue	8	–
Net cash used in operating activities	(10,208)	(11,649)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(6)	(31)
Purchase of available-for-sale securities	(5,268)	(16,595)
Maturity of available-for-sale securities	8,750	9,000
Net cash provided by/(used in) investing activities	3,476	(7,626)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market sale of stock, net of commissions and expenses	8,485	11,248
Proceeds from exercise of stock options	86	117
Proceeds from stock sale	10	–
Payments on principal of financing lease	(683)	(632)
Net cash provided by financing activities	7,898	10,733

Net increase/(decrease) in cash and cash equivalents	1,166	(8,542)

Cash and cash equivalents at beginning of period	12,591	21,184

Cash and cash equivalents at end of period	$13,757	$12,642

Supplemental information:
Cash paid for interest	$85	$151
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024

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

At September 30, 2024, the Company had cash, cash equivalents and short-term investments of approximately $17.3 million and working capital of approximately $14.4 million. The Company has generated only limited revenues since inception and has incurred recurring operating losses. Accordingly, it is subject to all the risks inherent in the initial organization, financing, expenditures, and scaling of a new business that is not generating positive cashflow.

On May 31, 2022, Atomera entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and Craig-Hallum Capital Group LLC, as agents, under which the Company may offer and sell, from time to time at its sole discretion, shares of its $0.001 par value common stock in “at the market” offerings to or through the agents, having aggregate offering proceeds of up to $50.0 million (the “ATM”). During the three-month period ended September 30, 2024, the Company sold approximately 691,000 shares pursuant to the ATM at an average price per share of approximately $3.18, resulting in approximately $2.1 million of net proceeds to the Company after deducting commissions and other offering expenses. During the nine-month period ended September 30, 2024, the Company sold approximately 1.9 million shares pursuant to the ATM at an average price per share of approximately $4.74, resulting in approximately $8.5 million of net proceeds to the Company after deducting commissions and other offering expenses. As of September 30, 2024, the Company has a remaining capacity on the ATM of approximately $20.9 million.

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and its results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 15, 2024. These unaudited condensed financial statements should be read in conjunction with that report.

Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly-liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Cash equivalents may be invested in money market funds or U.S. agency bonds. Cash and cash equivalents are carried at cost, which approximates their fair value.

The Company's portfolio of short-term investments is comprised solely of U.S. treasury bills and agency bonds with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the condensed balance sheets and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss).

Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income, net in the condensed statements of operations when incurred. Unrealized gains and losses are included in other comprehensive income (loss) on the condensed balance sheets.

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories included in each reported measure of a segment's profit or loss on an interim and annual basis. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The update should be applied retrospectively to all prior periods presented in the financial statements. The Company has not yet adopted this update and is does not expect this new standard will have on its financial position and results of operations.

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

The Company’s cash, cash equivalents and short-term investments classified by security type as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024
	Cost	Unrealized Gain/(Loss)	Accretion of Discount	Fair Value
Cash	$22	$–	$–	$22
Money market funds	13,735	–	–	13,735
US agency bonds	3,539	2	44	3,585
Total	$17,296	$2	$44	$17,342

	December 31, 2023
	Cost	Accretion of Discount	Fair Value
Cash	$157	$–	$157
Money market funds	12,434	–	12,434
US treasury bills	2,931	50	2,981
US agency bonds	3,938	21	3,959
Total	$19,460	$71	$19,531

5.	REVENUE

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

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Primary geographic markets
North America	$22	$–	$112	$–
Asia Pacific	–	–	–	–
Total	$22	$–	$112	$–

Timing of revenue recognition
Products and services transferred at a point in time	$–	$–	$50	$–
Products and services transferred over time	22	–	62	–
Total	$22	$–	$112	$–

Unbilled contracts receivable

Timing of revenue recognition may differ from the timing of invoicing customers. Accounts receivable includes amounts billed and currently due from customers. Unbilled contracts receivable represents unbilled amounts expected to be received from customers in future periods, where the revenue recognized to date exceeds the amount billed, and the right to receive payment is subject to the underlying contractual terms. Unbilled contracts receivable amounts may not exceed their net realizable value and are classified as long-term assets if the payments are expected to be received more than one year from the reporting date. All unbilled contracts receivable as of December 31, 2023 were billed and received during the nine months ended September 30, 2024.

Deferred Revenue

The Company records deferred revenue for customers that were issued invoices, but the Company has not yet recognized the revenue based on its revenue recognition policy. As of September 30, 2024, the Company has approximately $8,000 of deferred revenue that it expects to recognize over the next four months.

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2024	2023
Stock Options	3,779	3,370
Unvested restricted stock	512	481
Total	4,291	3,851

7.	LEASES

The Company accounts for leases over one year under ASC 842. Lease expense for the Company’s operating leases consists of the lease payments recognized on a straight-line basis over the lease term. Expenses for the Company’s financing leases consists of the amortization expenses recognized on a straight-line basis over the lease term and interest expense. The Company’s lease agreement for a tool used in the development and marketing of the Company’s technology established a monthly lease payment of $150,000 per month. The lease contains a provision for an annual adjustment of lease payments based on tool availability and usage during the preceding 12 months and the adjusted payment is calculated on August 1 of each year of the lease. Effective August 1, 2023, the lease payments for this tool were adjusted to $137,650 per month for the period August 1, 2023 through July 31, 2024. This adjustment to the lease payments also resulted in a reduction in the ROU and corresponding lease liability. Effective August 1, 2024, the lease payments for this tool were adjusted to $124,071 per month for the period August 1, 2024 through July 31, 2025. This adjustment to the lease payments also resulted in a reduction in the ROU and corresponding lease liability.

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

The Company terminated its office lease in Cambridge, Massachusetts as of March 31, 2023. The cost of the lease was $2,942 per month.

The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Financing lease costs:
Amortization of ROU assets	$261	$284	$823	$865
Interest on lease liabilities	30	47	104	151
Total financing lease costs	$291	$331	$927	$1,016

Operating lease costs:
Fixed lease costs	$65	$66	$196	$192
Variable lease costs	1	1	1	1
Short-term lease costs	261	251	783	792
Total operating lease costs	$327	$318	$980	$985

Future minimum payments under non-cancellable leases as of September 30, 2024 were as follows (in thousands):

For the Year Ended December 31,	Financing leases	Operating leases
Remaining 2024	$297	$40
2025	1,291	288
2026	478	24
Total future minimum lease payments	2,066	352
Less imputed interest	(91)	(14)
Total lease liability	$1,975	$338

The table below provides supplemental information and non-cash activity related to the Company’s operating and financing leases are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$60	$55	$241	$216
Cash paid for amounts included in the measurement of financing liabilities	$219	$300	$768	$782
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$–	$–	$–	$33
Remeasurement of right-of-use assets and liability in financing lease	$(241)	$(114)	$(241)	$(114)

The table above does not include short-term leases that are one-year or less.

The weighted average remaining discount rate is 5.50% for the Company’s operating leases and 5.25% for the financing lease. The weighted average remaining lease term is 1.4 years for the Company’s operating leases and 1.8 years for the financing lease.

8.	STOCK BASED COMPENSATION

In May 2017, the Company’s shareholders approved its 2017 Stock Incentive Plan (“2017 Plan”) after its 2007 Stock Incentive Plan (“2007 Plan”) had expired in March 2017. The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted shares. The 2017 Plan provides for the issuance of 3,750,000 shares of common stock. In May 2023, the Company’s shareholders approved its 2023 Stock Incentive Plan (“2023 Plan”). The 2023 plan provides for the issuance of 2,000,000 shares of common stock. All employees and employees of any subsidiary (including officers and directors who are also employees), as well as all of the nonemployee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2017 Plan and 2023 Plan. Generally, stock options and restricted stock issued under the 2017 Plan and 2023 Plan vest over a period of one to four years from the date of grant. As of September 30, 2024, approximately 1.2 million shares remain available for issuance under both available plans.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations for stock options and restricted stock granted under the Company’s incentive plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$381	$364	$1,156	$1,064
General and administrative	506	588	1,614	1,683
Selling and marketing	20	89	148	251
Total	$907	$1,041	$2,918	$2,998

As of September 30, 2024, there was approximately $7.2 million of total unrecognized compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.8 years.

The weighted average grant date fair value per share of the options granted under the Company’s Plans were $2.70 and $4.68 for the three months ended September 30, 2024 and 2023, respectively. The weighted average grant date fair value per share of the options granted under the Company’s Plans were $4.26 and $4.94 for the nine months ended September 30, 2024 and 2023, respectively.

The following table summarizes stock option activity during the nine months ended
September 30, 2024 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices per Share	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2024	3,369	$7.04
Granted	536	$5.53
Exercised	(13)	$6.60
Forfeited	(69)	$10.02
Expired	(44)	$14.61
Outstanding at September 30, 2024	3,779	$6.68	4.53	$–
Exercisable at September 30, 2024	3,006	$6.67	3.38	$–

During the nine months ended September 30, 2024, the Company granted options under the 2017 and 2023 Plans to purchase approximately 536,000 shares of its common stock to its employees and consultants. The fair value of these options was approximately $2.3 million at the time of grant.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock activity during the nine months ended September 30, 2024 (in thousands except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2024	419	$9.21
Granted	342	$6.06
Forfeited	(45)	$7.80
Vested	(204)	$8.93
Outstanding non-vested shares at September 30 2024	512	$7.34

During the nine months ended September 30, 2024, the Company granted approximately 342,000 restricted stock awards under the 2017 and 2023 Plans. The fair value of these awards was approximately $2.1 million at the time of grant.

9.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

The Company may be subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of September 30, 2024, or through the date these financial statements have been issued.

10.	EQUITY

On April 28, 2024, the Company sold 2,247 shares of its common stock to the Chief Executive Officer, Scott Bibaud, at a price of $4.45 per share, which was determined to be the fair market value on the date of the transaction. The total proceeds from the sale amounted to approximately $10,000.

11.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through the date these financial statements were issued.

Since September 30, 2024, the Company has issued approximately 489,000 additional shares through its ATM offering at an average price per share of $3.27 resulting in additional net proceeds of approximately $1.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Atomera Incorporated should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q. Statements in this Quarterly Report include forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 15, 2024. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

In April 2023, we entered into a license agreement with ST Microelectronics (“ST”) that authorizes ST to manufacture and distribute MST-enabled products to its customers. This agreement provides for payment of license fees payable upon reaching milestones consistent with Atomera’s standard business model. Our standard model is based around two major milestones, namely the installation of MST in a customer’s fab and qualification of an MST-enabled process. Our license agreement with ST is our first grant of commercial manufacturing and distribution rights. In the fourth quarter of 2023, we completed the first major milestone under the ST license agreement by delivering our MST film recipe and ST accepting the film, resulting in our recognizing license revenue associated with that milestone. ST is currently performing testing to optimize their integration of MST as part of their qualification process. Upon qualification, we will earn additional license fees for the distribution license, after which ST will be entitled to MST-enabled products and royalties will be payable to us for every product sold. There can be no assurance, however, that ST will complete its process qualification and pursue the licensed rights through development to the manufacture and commercial sale of MST-enabled products.

We were organized as a Delaware limited liability company under the name Nanovis LLC on November 26, 2001. On March 13, 2007, we converted to a Delaware corporation under the name Mears Technologies, Inc. On January 12, 2016, we changed our name to Atomera Incorporated.

On May 31, 2022, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc and Craig-Hallum Capital Group LLC, as agents, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million in an “at-the-market” offering or “ATM”, to or through the agents. During the three-month period ended September 30, 2024, we sold approximately 691,000 shares pursuant to the ATM at an average price per share of approximately $3.18, resulting in approximately $2.1 million of net proceeds to the Company after deducting commissions and other offering expenses. During the nine-month period ended September 30, 2024, we sold approximately 1.9 million shares pursuant to the ATM at an average price per share of approximately $4.74, resulting in approximately $8.5 million of net proceeds to the Company after deducting commissions and other offering expenses.

Results of Operations

Revenues. To date, we have only generated limited revenue from customer engagements for engineering services, integration license agreements, a manufacturing license granted under a JDA, our license agreement with ST and licensing of MSTcad. Our license agreement with ST, which was executed in April 2023, is our first commercial manufacturing and distribution agreement and, assuming successful completion of contractual milestones and payments of associated fees, will entitle us to royalties on all MST-enabled products manufactured for commercial purposes. Our MSTcad licenses grant customers the right to use MSTcad software to simulate the effects of incorporating MST technology into their semiconductor manufacturing process. MSTcad licenses are granted on a monthly or yearly basis and revenue is recognized over time.

Revenue for the three and nine months ended September 30, 2024 was approximately $22,000 and $112,000 respectively. Our revenue in 2024 consisted of MSTcad licensing and related consulting services revenue, and engineering services revenue from the delivery of MST wafers. Revenue was not recorded during the three and nine months ended September 30, 2023.

Cost of revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to provide deliverables that result in payment of success fees, delivery of wafers delivered as part of integration license agreements and consulting services provided for our MSTcad licenses. Cost of revenue is expensed when incurred and may not correspond with revenue earned. Cost of revenue for the three and nine months ended September 30, 2024 was approximately $3,000 and $110,000, respectively. We anticipate that our cost of revenue will vary substantially depending on the mix of license and engineering services revenues we receive and the nature of products and/or services delivered in each customer engagement. Cost of revenue was not recorded during the three and nine months ended September 30, 2023.

Operating expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended September 30, 2024 and 2023, our operating expenses totaled approximately $4.8 million and $5.4 million, respectively. For the nine months ended September 30, 2024 and 2023, our operating expenses totaled approximately $14.5 million and $15.9 million, respectively.

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

For the three months ended September 30, 2024 and 2023, we incurred approximately $2.8 million and $3.3 million, respectively, of research and development expenses, a decrease of approximately $546,000, or 17%. This decrease was primarily due to decrease of approximately $540,000 in outsourced research and development as our foundry services provider, TSI Semiconductor, ceased providing these services as of January 31, 2024 after it was acquired by Robert Bosch LLC.

For the nine months ended September 30, 2024 and 2023, we incurred approximately $8.2 million and $9.5 million, respectively, of research and development expenses, a decrease of approximately $1.3 million, or 14%. This decrease was primarily due to a decline of approximately $1.4 million in outsourced research and development as we discontinued working with TSI Semiconductor as of January 31, 2024.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs were approximately $1.8 million and $1.7 million for the three-month periods ended September 30, 2024 and 2023, respectively, representing an increase of approximately $129,000, or 8%. The increase is primarily related to increases of approximately $108,000 in employee costs and approximately $67,000 in legal costs and fees related to our patent portfolio. These costs are partially offset by a decrease of approximately $82,000 in stock-based compensation costs.

General and administrative costs were approximately $5.5 million and $5.2 million for the nine months ended September 30, 2024 and 2023, respectively, representing an increase of approximately $255,000, or 5%. The increase is primarily related to increases of approximately $207,000 in payroll and benefits costs and approximately $226,000 in legal costs and fees related to our patent portfolio. These increases were partly offset by decreases of approximately $85,000 in corporate legal expenses and approximately $69,000 in stock-based compensation expense.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the three months ended September 30, 2024 and 2023 were approximately $248,000 and $365,000, respectively, representing a decrease of approximately $117,000, or 32%. Selling and marketing expenses for the nine months ended September 30, 2024 and 2023 were approximately $805,000 and $1.1 million, respectively, representing a decrease of approximately $342,000, or 30%. The decrease in costs for both the three and nine month periods is primarily due to a reduction in headcount.

Interest income. Interest income for three months ended September 30, 2024 and 2023 was approximately $176,000 and $177,000, respectively. Interest income for nine months ended September 30, 2024 and 2023 was approximately $566,000 and $528,000, respectively. Interest income for the periods presented reflected interest earned on our cash, cash equivalents and short-term investments.

Accretion income. Accretion income for the three months ended September 30, 2024 and 2023 was approximately $59,000 and $112,000, respectively. Accretion income for the nine months ended September 30, 2024 and 2023 was approximately $152,000 and $221,000, respectively. Accretion income relates to the increase in value of our available-for-sale securities from the purchase date through the maturity date.

Interest expense. Interest expense for the three months ended September 30, 2024 and 2023 was approximately $30,000 and $47,000, respectively. Interest expense for the nine months ended September 30, 2024 and 2023 was approximately $104,000 and $151,000, respectively. Interest expense is related to the tool financing lease entered into in August 2021.

Other income, net. Other income for the three and nine months ended September 30, 2024 of approximately $0 and $72,000, consisted of a refundable state research and development tax credit, net of filing costs and tax consulting services received in the second quarter of 2024. Other income for the three and nine months ended September 30, 2023 of approximately $72,000 also consisted of a refundable state research and development tax credit, net of filing costs and tax consulting services received in the third quarter of 2023.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $10.2 million for the nine months ended September 30, 2024 resulted primarily from our net loss of approximately $13.8 million offset by approximately $2.9 million of stock-based compensation and the amortization of our right of use assets of approximately $1.0 million offset by increases in our payroll-related accruals.

Net cash used in operating activities of approximately $11.6 million for the nine months ended September 30, 2023 resulted primarily from our net loss of approximately $15.2 million offset by approximately $3.0 million of stock-based compensation and approximately $1.0 million of amortization of right-of-use assets.

Net cash provided by investing activities of approximately $3.5 million and for the nine months ended September 30, 2024 consisted primarily of the maturity of short-term available-for-sale investments, offset by the purchase of short-term available-for-sale investments.

Net cash used in investing activities of approximately $7.6 million and for the nine months ended September 30, 2023 consisted primarily of the purchase of short-term available-for-sale investments, offset by the maturity of short-term available-for-sale investments

Net cash provided by financing activities of approximately $7.9 million for the nine months ended September 30, 2024 primarily related to the net proceeds from our ATM offering, offset by the principal payments on our financing lease.

Net cash provided by financing activities of approximately $10.7 million for the nine months ended September 30, 2023 primarily related to the net proceeds from our ATM offering, offset by the principal payments on our financing lease.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of approximately $13.8 million, short-term investments of approximately $3.6 million and working capital of approximately $14.4 million. For the nine months ended September 30, 2024, we had a net loss of approximately $13.8 million and used approximately $10.2 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

During the nine-month period ended September 30, 2024, we sold approximately 1.9 million shares of common stock pursuant to the ATM at an average price per share of approximately $4.74, resulting in approximately $8.5 million of net proceeds to the Company after deducting commissions and other offering expenses. Since September 30, 2024, we sold approximately 489,000 additional shares through the ATM offering at an average price per share of $3.27 resulting in additional net proceeds of approximately $1.6 million.

We believe that our available working capital is sufficient to fund our presently forecasted working capital requirements for, at least, the next 12 months following the date of the filing of this report. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our MST technology, competing technological and market developments, and the need to enter into collaborations with other companies or acquire technologies to enhance or complement our current offerings. If we are not able to generate sufficient revenue from license fees and royalties in a timeframe that satisfies our cash needs, we will need to raise more capital. In the event we require additional capital, we will endeavor to acquire additional funds through various financing sources, including our ATM, follow-on equity offerings, debt financing and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue-producing operations and meaningful commercial success with a smaller amount of capital. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve cash.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates from those included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 15, 2024.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have not been any changes to our internal controls over financial reporting (as defined by Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 15, 2024.

Item 5. Other Information

The table below summarizes the terms of arrangements adopted or terminated by officers or directors during the three months ended September 30, 2024. All of the trading arrangements listed below are intended to satisfy the affirmative defense conditions of Rule 10b5-1c.

Name and Position	Adoption or Termination Date	Total Number of Shares to be Sold (1)	Expiration Date
Robert Mears,	Adopted	Up to 18,530	September 10, 2025
Chief Technology Officer	September 10, 2024

(1)    The actual number of shares sold will depend on the vesting of restricted stock awards and the number of shares withheld by the Company to satisfy its income tax withholding obligations, and may vary from the approximate number provided.

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

ATOMERA INCORPORATED.

Date: October 29, 2024	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: October 29, 2024	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

