Form 10-K
period 2024-12-31
Atomera Inc
filed 2025-03-04
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $100,088,746. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock (as determined based on public filings) have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 28, 2025, there were 30,703,865 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2024. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ATOMERA INCORPORATED

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are intended to be covered by the “safe harbor” created by those sections. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “should,” “ongoing,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future financial and operating results;

•	our intentions, expectations and beliefs regarding anticipated growth, technology adoption, market penetration and trends in our business;

•	the timing and success of our plan of commercialization;

•	our ability to operate our license and royalty-based business model;

•	the effects of market conditions on our stock price and operating results;

•	our ability to have our technology solutions gain market acceptance;

•	the effects of competition in our market and our ability to compete effectively;

•	our ability to maintain, protect and enhance our intellectual property;

•	costs associated with initiating and defending intellectual property infringement and other claims;

•	our expectations concerning our relationships with customers, potential customers, partners and other third parties;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of, or investments in, complementary companies or technologies; and

•	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company.

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

We do not design or manufacture integrated circuits directly. Instead, we develop and license technologies and processes that we believe offer the designers and manufacturers of integrated circuits a low-cost solution to the industry’s need for greater performance and lower power consumption. Our customers and partners include:

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

2.	An R&D license, which includes the rights granted in an integration license and grants our customer the rights to install MST on a tool in their fab and to manufacture MST-enabled products for internal use only; and

3.	A high-volume manufacturing, or HVM, license which grants the rights to manufacture and sell MST-enabled products to their customers.

In 2024, we changed the terminology of our licenses. Previously, our R&D license was referred to as a “manufacturing license” and our HVM license was called a “distribution license.” However, the rights conferred to customers under each of these licenses did not change and the terms are used interchangeably in this Annual Report.

Depending upon our customers’ business needs and how we initially engaged with them, we may make these license grants in one or more separate contracts. The upfront license fee becomes larger at each stage. Upon the grant of an HVM license, our licensees are also required to make royalty payments to us based on the number and/or sales price of MST-enabled products they sell to their customers either at the wafer or individual chip level. We have engaged with certain customers under joint development agreements, or JDAs. Our JDAs include development, technology transfer, manufacturing and licensing components.

To date, applications of our MST technology have primarily been for power devices, RFSOI devices and advanced CMOS integrated circuits including logic and memory. CMOS integrated circuits are the most widely used type of integrated circuits in the semiconductor industry. We believe MST has the potential to overcome the key challenges found in the implementation of next-generation nano-scale semiconductor devices incorporating CMOS type transistors, namely enhancing drive current, reducing leakage and reducing variability. In addition, we believe that MST has the potential to deliver these benefits through a single technology that requires relatively minor modifications to the industry-standard CMOS manufacturing flow. Consequently, we believe that by incorporating MST, designers can make transistors with increased speed, reliability and energy efficiency, without significantly altering the current fabrication process or cost of production.

During 2024, we began applying our technology to wafers used for fabrication of “compound semiconductors” which are devices built using materials other than silicon, such as gallium nitride (GaN), which have properties especially attractive to the power and radio frequency markets. Currently, materials such as GaN suffer from a tradeoff between high-cost specialized wafers and defective, low-yielding wafers resulting from the crystal mismatch between heterogeneous materials. We believe MST can offer a cost-effective solution to these tradeoffs by serving as a buffer layer between different materials, such as GaN and a silicon wafer substrate.

We were organized as a Delaware limited liability company under the name Nanovis LLC on November 26, 2001. On March 13, 2007, we converted to a Delaware corporation under the name Mears Technologies, Inc. On January 12, 2016, we changed our name to Atomera Incorporated. Shares of our common stock are listed on the NASDAQ Capital Market under the symbol “ATOM”.

Industry Overview

Semiconductors, Generally

Recent years have seen a remarkable proliferation of consumer and commercial products, especially in wireless, automotive and high-speed devices. Cloud computing and artificial intelligence technologies have provided people with new ways to create, store and share information. At the same time, the increasing use of electronics in cars, buildings, appliances and other consumer products is creating a broad landscape of “smart” devices such as wearable technologies and The Internet of Things. Artificial Intelligence (AI) is being widely adopted by both the enterprise and consumer, and the infrastructure required for the processing of AI workloads is considerable. The COVID-19 pandemic accelerated trends toward remote and hybrid work, cloud computing and mobile devices. These trends coincided with the increasing rollout of 5G cellular networks and associated devices, augmented and virtual reality technologies, cryptocurrencies, and especially artificial intelligence technology, all of which require high levels of processing power. These trends in both enterprise and consumer applications are driving increasing demand for integrated circuits and systems with greater functionality and performance, reduced size, and much less power consumption as key requirements.

These developments depend, in large part, on integrated circuits, or microchips, which are sets of electronic circuits on a single chip of semiconductor material, normally silicon. It is common for a single semiconductor chip to combine many components (processor, communications, memory, custom logic, input/output) resulting in highly complex chip designs. Transistors are the building blocks of integrated circuits and the most complex semiconductor chips today contain more than 100 billion transistors, each of which may have features that are much less than 1/1,000th the diameter of a human hair.

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

Until recently, the industry succeeded at maintaining the rate of improvement predicted by Moore’s Law by scaling the key transistor parameters, such as shrinking feature sizes and reducing operating voltages, thereby allowing more transistors to be packed onto a single microchip. This trend was facilitated in large part by the development of CMOS technologies and rapid improvements in in lithography, which is the technology used in patterning circuits. However, a discontinuity in the rate of improvement delivered by scaling appeared when transistor technology reached feature sizes below 100 nanometers. The industry responded with advanced materials to supplement the ongoing geometry shrinks. Some of those materials advances included strained silicon, Silicon-on-Insulator and High-K/Metal Gate. Semiconductor makers also attempted to obtain performance improvements through more exotic design architectures which frequently required material innovations to support their manufacturability and reliability.

The designers and manufacturers of integrated circuits and systems — our targeted customers — are facing intense pressure to deliver innovative products while constantly reducing their time-to-market and prices. In other words, innovation in chip and system design today often hinges on “better, sooner and cheaper.” We believe that the semiconductor industry has accepted that moving forward in the nano-era will require adoption of new innovations that extend the scaling formula, including those based on the use of new engineered materials, a market opportunity our MST technology seeks to address. Because shrinking geometries at the smaller nodes incurs higher capital and manufacturing costs, only a limited number of companies can afford to continue investing in those nodes. These constraints have caused semiconductor designers and manufacturers to increasingly rely on engineered materials, like MST, to deliver node-over-node increases transistor performance without having to rely solely on dimensional (lithographic) feature scaling..

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

Applications of Mears Silicon Technology

Among the initial applications for which MST can provide technology differentiation are in power devices, RFSOI devices and advanced CMOS integrated circuits. We offer MST-SP (between 3-5 volts) and MST-SPX (up to 48V), which are types of MST-enabled power devices that offer what we believe to be industry-leading on-resistance (also referred to as Rsp) at comparable or improved breakdown voltage and reliability metrics, enabling reduced footprint (and thus smaller devices). We believe that the MST-SP and MST-SPX devices will have immediate application in power management integrated circuits (or PMICs) which are pervasive in hand-held, battery-powered devices and elsewhere. The higher voltage MST-SPX devices are applicable to the rapidly growing automotive and data center power sectors. Both of these MST solutions fill a growing need for reducing power consumption and improving energy efficiency.

We believe MST has the potential to overcome the key challenges found in the implementation of next generation nano-scale semiconductor devices incorporating CMOS-type transistors, namely enhancing drive current, reducing leakage and reducing variability. Shown in the diagram below are two illustrative implementations of MST in advanced CMOS transistors. The first incorporates MST into the channel region of the transistor which can help to reduce gate leakage (translates to lower off-state power consumption) while the second shows MST incorporated into the source/drain region of the transistor. This latter implementation helps control dopant diffusion into the channel which improves control of how the transistor turns on and the variability of the transistor operation. In addition, we believe that MST has the potential to deliver these benefits through a single technology that requires relatively minor modifications to industry-standard CMOS manufacturing flows. Consequently, we believe that by incorporating MST, designers can make transistors with increased speed, reliability and energy efficiency, without significantly altering the current fabrication process or cost of production. These improvements are increasingly difficult to achieve and important in next generation logic and memory devices.

MST improvements are delivered through our proprietary and patent-protected approach based on a deep understanding of the physics of modern semiconductor devices. Our MST film can be used to create better controlled doping profiles for a wide variety of semiconductor device designs, including junctions, contacts and channel regions. MST can thus enable more optimized device designs with improved current and voltage handling, lower variability and improved yield.

We believe the enhancements enabled by MST, as demonstrated in simulations and on our own and our customers’ test chips, are approximately equivalent to the enhancements enabled by one-half to a full node of improvement and, therefore, can extend the productive life of capital equipment and wafer fabrication facilities. The extent of MST-enabled enhancement depends on the device technology and application. We believe that MST compares favorably to other alternatives for enhancing performance of CMOS-type transistors and is both compatible with technologies such as strained silicon and HKMG.

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

We believe MST can improve transistor performance in a variety of device types including microprocessors; logic products; analog, RF, and mixed-signal devices; as well as DRAM, SRAM, and other memory integrated circuits. We have therefore developed different MST product options that can be applied to the critical industry segments and technology nodes. As of the date of this Annual Report, we have done technology simulation work with universities and leading industry players at nodes from 180nm to 2nm. We have also simulated devices with leading industry research facilities and built (and electrically verified) test chips using MST in customer manufacturing facilities which have produced results that demonstrate many of the benefits described above.

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

MST Commercialization

We do not intend to design or manufacture integrated circuits directly. Instead, we develop and license technologies and processes that offer the designers and manufacturers of integrated circuits increased performance at a lower cost than currently available alternatives. Our customers and partners include foundries, integrated device manufacturers, or IDMs, fabless semiconductor manufacturers, OEMs that manufacture epitaxial deposition tools (also known as epi machines), and electronic design automation software companies, such as Synopsys.

Our business model is to enter into licensing arrangements whereby foundries and IDMs pay us a license fee for their use of MST technology in the manufacture of silicon wafers as well as a royalty for each product. Depending on our customer’s business model and the negotiated terms of our license agreements with each customer, those royalties may be calculated on the basis of wafers or products manufactured and sold that incorporate MST. The primary beneficiaries of our commercialization activities are the IDMs and fabless semiconductor manufacturers, as they produce and distribute integrated circuit devices which are enhanced when they incorporate MST technology. The foundries and OEMs also play an important role in our commercialization strategy because these parties traditionally seek to provide new and improved technologies to their customers – the fabless semiconductor manufacturers in the case of the foundries, and the IDMs and foundries in the case of the OEMs.

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

Although each customer or potential customer follows an evaluation and adoption model that is particular to its business model and product focus, our engagements generally consist of the following phases:

1.	Engineering Planning: In this phase we engage in a technical exchange of information under a non-disclosure agreement to understand the customer’s manufacturing process and to determine how best to integrate the deposition of MST film onto the customer’s semiconductor wafers.

2.	Set-up for MST Integration: We agree upon the technical evaluation details, including the expected rounds of evaluation testing, the parameters to be tested and allocation of costs. Customers provide us with wafers for our internal processing and physical characterization. Some customers work together with us to develop a TCAD model showing possible results of MST integration with their particular manufacturing process.

3.	MST Integration. Typically, this phase includes several rounds of tests that involve building test devices on a semiconductor wafer using our MST technology within the customer’s manufacturing process flow. In this phase, we perform the MST deposition on customer wafers, so wafers must be shipped back and forth between the customer and Atomera. We believe that this phase will continue to be the longest in our customer engagement process because integrating into a customer’s flow frequently requires us to conduct subsequent tests based on the result of earlier test runs. This phase also requires investment of time and resources by customers. In order to progress beyond this phase, we must demonstrate benefits at a commercially significant level. It is difficult for both customers and for Atomera to estimate the amount of time a customer will be in the integration phase.

4.	Process Installation. Prior to enabling a customer to install and use MST technology on epitaxial deposition machines in their own fab, we require execution of an R&D license which grants rights limited to manufacturing MST-enabled products for internal R&D and qualification but does not give the customer the right to distribute or sell products that use MST. After installation of MST into the fab, the customer will continue development work to perfect the integration of MST technology into their transistor manufacturing process flow. Upon completion the customer will typically release a new Process Design Kit (PDK) which incorporates MST. Circuit designers will use the new PDK when developing new microchips for production.

5.	Technology qualification. The customer will conduct additional testing to ensure that the new products developed with the new PDK achieve manufacturing reliability under accelerated test conditions that simulate volume production. Upon successful completion of the qualification phase and execution of a high volume manufacturing (HVM) license with Atomera, products can be built and shipped using this manufacturing process.

6.	Production. Upon commencement of sales of wafers or devices built using MST, our customer will pay us a royalty that will be a percentage of the selling price of the wafer or device, depending on the terms agreed in the applicable license agreement.

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

We believe that our success is dependent upon the adoption of our MST technology through to commercial production by at least one IDM, foundry, or fabless semiconductor manufacturer. As of the date of this Annual Report, MST was in the integration phase (Phase Three as described above) on 14 different engagements and two engagements in Phase Four (process installation). One of these Phase Four customers is ST Microelectronics (“ST”), our first customer to sign a full commercial license.

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

Customers

In April 2023, we entered into a license agreement with ST that authorizes them to manufacture and distribute MST-enabled products to its customers. This agreement provides for payment of license fees payable upon reaching milestones consistent with Atomera’s standard business model. Our standard model is based around two major milestones, namely the installation of MST in a customer’s fab and qualification of an MST-enabled process. Our license agreement with ST is our first grant of commercial manufacturing and distribution rights. In the fourth quarter of 2023, we completed the first major milestone under the ST license agreement by delivering our MST film recipe and ST accepting the film, resulting in our recognizing license revenue associated with that milestone. ST is currently performing testing to optimize their integration of MST as part of their qualification process. Upon qualification, we will earn additional license fees for the distribution license (which we now refer to as the HVM license), after which ST will be entitled to commercially manufacture and sell MST-enabled products and royalties will be payable to us for every product sold. There can be no assurance, however, that ST will complete its process qualification and pursue the licensed rights through to the commercial manufacture and sale of MST-enabled products.

We have two JDAs in place. The first is with a leading semiconductor provider for integration of our MST technology into their manufacturing process. Under this JDA, we granted our customer a paid manufacturing license pursuant to which the customer installed the recipe for our MST film into a tool in their fab and was authorized to fabricate semiconductor wafers incorporating MST for internal use, resulting in this customer entering Phase Four. This JDA also included development milestones that we achieved. We continue to work with this customer and, although this JDA does not confer commercial distribution rights, we believe that successful achievement of the JDA milestones is a significant step toward commercialization, as it should facilitate progress toward integrating MST into one or more of our customer’s multiple production lines, each of which can provide license revenues and royalty streams. We also executed a JDA with a major semiconductor foundry which contains technical targets which, if achieved, should result in paid licenses and engineering services revenue. As of the date of this Annual Report, we are actively engaged with this second JDA customer and planning additional development and integration work that, if successful we believe would be a significant step toward commercialization.

We have also entered into integration license agreements with (i) a leading fabless RF semiconductor provider, (ii) a semiconductor foundry and (iii) Asahi Kasei Microdevices, or AKM, which is an IDM and fabless vendor. Under these integration license agreements, customers have paid us for the right to evaluate MST technology, which is integrated onto their semiconductor wafers. We deposit MST onto the customers’ wafers and the customer has the right under the license agreement to complete the manufacturing process, which enables them to evaluate our technology and to provide limited samples to their customers. AKM, our fabless licensee and our foundry licensee are in our Phase Three (MST Integration).

We intend that each of our integration license agreements and JDAs will result in full commercial licenses like our license agreement with ST which provides for substantially larger upfront license fee payments for grants of manufacturing and distribution rights than the integration licenses and will require royalty payments to us based on sales of MST-enabled products they sell to their customers. However, our ability to enter into royalty-based manufacturing and distribution agreements with licensees under our integration license agreements and JDAs will depend, in large part, on the performance of devices they build using MST and the successful integration of our MST technology on a high-volume production scale. There can be no assurance that our MST technology will deliver the performance, power, cost reduction or other requirements our customers seek for their products or that the integration of our technology with our customers’ manufacturing process will be successful in high volume. In addition, even if our MST technology meets our customers’ technical objectives one or more of our licensees may decide, for reasons unrelated to the price or performance of our MST technology, not to enter into manufacturing and distribution license agreements.

Competition

Our lead product, MST, is a proprietary and patent-protected performance enhancement technology that we believe addresses a number of key engineering challenges facing the semiconductor industry. Historically, the development of a new material technology for the semiconductor industry has taken 10-20 years from conceptualization to volume production. Atomera’s MST technology has followed a similar trajectory, from early patents, publications and presentations to the industry to early evaluations and installation at customers.

We compete with IDMs, OEMs, foundries, fabless manufacturers of semiconductors and semiconductor IP licensing companies for the development and commercialization of technologies that improve the performance of semiconductors. Historically, when a new fabrication process proves to be a low-cost improvement to the standard fabrication process, and is additive, rather than in place of other performance technologies, it has been successfully adopted industry wide. Good examples of such advances have been chemical mechanical polishing (or CMP), strained silicon and High-K/Metal-Gate. The cost to develop such solutions is typically very high and requires many years of testing and modification to perfect. MST has gone through this long, expensive development period and therefore we believe that it has the potential to be one of these low-cost additive technologies, in which case MST would not be subject to significant direct competition from other technologies. We are not aware of another technology being offered in the market which provides the same technical benefits as MST. Nevertheless, in some cases the engineering teams in our customers, who are developing their own process improvements, may view MST as competition to their internally-developed solutions. Likewise, third parties like equipment OEMs, universities, or other material providers may offer solutions which have some of the same benefits that MST offers. We believe that our technology has far more effective, well-developed and fully-supported performance improvements than those offered by these third parties.

Research and Development

The principal focus of our research and development efforts is on enabling existing and prospective customers to integrate MST into their manufacturing processes and enable them to commercialize MST-enabled semiconductor products. We also dedicate research and development resources to evolving and expanding our technology to address new process technologies in the semiconductor industry roadmap. Our research and development is conducted internally, but we work closely with third parties in the semiconductor industry to evaluate and qualify our technology for incorporation into semiconductor products and fabrication equipment. During the years ended December 31, 2024 and 2023, we incurred research and development expenses of approximately $11.0 million and $12.5 million, respectively.

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

As of December 31, 2024, we have been granted 108 patents in the U.S. and 112 abroad and we have 50 pending patent applications in the U.S. and 77 abroad. We believe our patents adequately block competitors from using our MST technology without our approval and our patent activity over the past five years has focused on extending the scope of our portfolio through a variety of means, including but not limited to patenting new structures, materials and methods uniquely enabled by MST technology. In addition, our MST film recipe is confidential know-how, which is only disclosed to customers who have been, at a minimum, a manufacturing licensee and who have executed the appropriate legal agreements. Unlike patents, know-how has no expiration and our film recipe is necessary in order to utilize MST technology. However, there can be no assurance that one or more of our patents would survive a legal challenge to their scope, validity, or enforceability, or provide significant protection for us. Protection of our film know-how depends on our licensee’s compliance with the terms of their contracts including non-disclosure provisions thereof. The failure of our patents, or the failure of trade secret laws, to adequately protect our technology, might make it easier for our competitors to offer similar products or technologies or for our potential customers to build products with methods and materials similar to MST without paying us a license fee. In addition, patents may not issue from any of our current or future applications.

We also hold registered trademarks in the United States for the marks “Atomera,” “MST” and “MSTcad” and in China for the mark “Mears”.

Employees and Human Capital Management

As of the date of this Annual Report, we employ 20 people on a full-time basis.

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

Risks Related to Our Business

We have generated limited revenue to date, so it is difficult for potential investors to evaluate our business. To date, our operations have consisted of technology research and development, testing, and joint development work with customers, potential customers and strategic partners. Our business model is to derive our revenue primarily from license fees and royalties, but to date we have only recognized minimal revenues. Our limited operating history makes it difficult to evaluate the commercial value of our technology, the viability of our licensing model or our prospective operations. As an early-stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

•	the timing and success of our plan of commercialization and the fact that we have entered into only one full commercial license with a customer, ST;

•	our ability to replicate on a large commercial scale the benefits of our MST technology that we have demonstrated in preliminary testing;

•	our ability to execute joint development agreements with potential customers;

•	our ability to structure, negotiate and enforce license agreements that will allow us to operate profitably;

•	our ability to advance our license agreement with ST through the qualification phase, complete the HVM license milestone with ST and earn the corresponding license fee and subsequently reach the phase in which ST ships royalty-bearing products, which is core to our business model;

•	our ability to advance the licensing arrangements with our RF licensee and our foundry licensee to R&D and HVM licenses and to shipment of royalty-bearing products;

•	our success in capitalizing on the achievement of the technical milestones in our first JDA in order to enter into one or more distribution and royalty agreements with business units of that JDA customer as well as our success in meeting technical milestones in the JDA with our second JDA customer;

•	our ability to convert licensees of our MSTcad software to licenses of our MST technology under commercial license agreements and to successfully utilize MSTcad in both internal development and customer evaluations;

•	our ability to protect our intellectual property rights; and

•	our ability to raise additional capital as and when needed.

Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We have a history of significant operating losses and anticipate continued operating losses for at least the near term. For the years ended December 31, 2024 and 2023, we have incurred net losses of approximately $18.4 million and $19.8 million, respectively, and our operations have used approximately $13.2 million and $14.6 million of cash, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $221.5 million. We will continue to experience negative cash flows from operations until at least such time as we are able to secure R&D and HVM license agreements with one or more foundries, IDMs or fabless semiconductor manufacturers and such customers ship sufficient volumes of royalty-bearing products and pay upfront license fees to support our cash requirements. While management will endeavor to generate positive cash flows from the commercialization of our MST technology, there can be no assurance that we will be successful in doing so. If we are unable to generate positive cash flow within a reasonable period of time, we may be unable to further pursue our business plan or continue operations.

While we have entered into one commercial license agreement, four integration license agreements and two joint development agreements, there can be no assurance that any of these relationships will advance to further licensing stages or to royalty-based distribution license agreements. In September and October 2018, respectively, we entered into separate license agreements with AKM and ST, both of which are leading IDMs. In October 2019, we entered into a license agreement with a leading RF semiconductor supplier. In December 2021, we entered into a JDA with a leading semiconductor manufacturer. In February 2022, we entered into an integration license agreement with a semiconductor foundry. In April 2022 we entered into a JDA with a major semiconductor foundry. Our integration licensees have paid us licensing fees for the right to build products that integrate MST technology onto their semiconductor wafers, but the agreements do not grant the licensees the right to sell products incorporating MST. Such rights require our integration licensees to enter into additional license agreements that, if executed, would allow each licensee or their foundry to manufacture MST-enabled products and to sell them to their customers. R&D and HVM agreements such as our license agreement with ST provide for substantially larger upfront license fee payments than integration license fees and such agreements require licensees to make royalty payments to us based the number and sales price of MST-enabled products they sell to their customers. Our first JDA customer paid us for an R&D license in the first quarter of 2021 when we delivered our MST recipe to them. In February 2022, we successfully achieved all the development milestones in the JDA resulting in additional revenue. Nevertheless, neither of our JDAs commits the customers to take MST to production. ST has successfully installed our MST film recipe and they have accepted our film under the license agreement, resulting in the grant of an R&D license to them enabling them to manufacture MST wafers for internal use, but there can be no assurance that our MST technology will deliver the performance, power or other requirements that ST or our other customers seek for their products or that the integration of our technology with our customers’ manufacturing process will be successful in high volume. In addition, even if our MST technology is successfully integrated into the licensees’ products, any or all of our licensees may decide, for reasons unrelated to the price or performance of our MST technology, not to enter the subsequent license phases or execute the additional license agreements required to take MST to commercial production.

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

Qualification of our MST technology requires access to our potential customers’ manufacturing tools and facilities, as well as to leased tools and facilities, which may not be available on a timely basis or at all. The qualification of a new process technology like MST entails the integration of our MST film into the complex manufacturing processes employed by our potential customers. In order to validate the benefits of MST, our customer engagement process involves fabrication of wafers that incorporate MST deposited by us using our epitaxial deposition tools and then completing the manufacturing of the wafers in our customers’ facilities using their tools. The semiconductor industry in 2024 exceeded $550 billion in sales. Over the past three years, some segments of the industry have been characterized by product shortages as strong demand has outstripped supply, resulting in tight capacity among our potential customers, while other segments have experienced softness and excess supply as part of the correction of COVID-era supply-chain disruptions . Although these supply/demand imbalances and uneven capacity conditions have started to normalize throughout 2024, we have experienced delays in completing the processing of evaluation wafers by our customers as those customers prioritize utilization of their equipment for production use. If our customers do not dedicate their equipment and facilities to testing our products in a timely fashion, we may experience delays that will increase our expenses and delay our customers’ decisions on entering into commercial licenses with us. Additionally, we conduct our ongoing research and development and portions of our customer evaluation activities using leased epitaxial (epi) deposition tools that we believe will accelerate internal development work and customer engagements. However, epi tools require ongoing, complex maintenance and they have been and will continue to be subject to both planned and unplanned downtime. Any interruption in our epi tool availability may negatively impact the progress of customer work as well as our internal research and development and accordingly could delay or prevent customers from entering into commercial licenses.

The long-term success of our business is dependent on a royalty-based business model, which is inherently risky. The long-term success of our business is dependent on future royalties paid to us by licensee-customers, whose business require them to market products to their end customers. Royalty payments under our licenses are generally expected to be based on a percentage of the selling price of wafers made using MST or the selling price of MST-enabled semiconductor die sold, depending on the customer type and the negotiation of our full commercial license agreements. We will depend upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our licensees’ compliance with their agreements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

•	the rate of adoption and incorporation of our technology by semiconductor designers and manufacturers and the manufacturers of semiconductor fabrication equipment;

•	customers’ willingness to agree to an ongoing royalty model, which may impact their product costs and margins;

•	our licensee customers’ ability to successfully market MST-enabled products to their end customers;

•	the length of the design cycle and the ability to successfully integrate our MST technology into integrated circuits;

•	the demand for products incorporating semiconductors that use our licensed technology;

•	the cyclicality of supply and demand for products using our licensed technology;

•	the impact of economic downturns; and

•	the timing of receipt of royalty reports and the applicable revenue recognition criteria, which may result in fluctuation in our results of operations.

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2024, we had total assets of approximately $29.1 million, cash, cash-equivalents and short-term investments of approximately $26.8 million and working capital of approximately $23.5 million. We believe that we have sufficient capital to fund our current business plans and obligations over, at least, the 12 months following the date of this Annual Report. However, even after installation of MST in a customer’s fab under a manufacturing license, the full production qualification of a new technology like MST can take more than an additional year, and we have limited ability to influence our customers’ testing and qualification processes. Accordingly, we may require additional capital prior to obtaining a royalty-based license or prior to such a license generating sufficient royalty income to cover our ongoing operating expenses. In the event we require additional capital over and above the amount of our presently available working capital, we will endeavor to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve material revenue with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations. Our business could be adversely affected by conditions in the U.S. and global economies, the United States and global financial markets, potential imposition of tariffs, increased export controls and adverse geopolitical and macroeconomic developments, including inflation rates, the Ukrainian/Russian and Israeli/Palestinian conflicts and related sanctions, bank failures, and economic uncertainties related to these conditions.

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

Recent efforts to create national self-sufficiency of the semiconductor supply chain by various countries around the world creates new competitive and economic dynamics that are difficult to predict and may lead to semiconductor industry instability. For example, the U.S. government has been imposing increasingly strict export controls, particularly on exports to China, which have already impacted the financial performance and business outlook of certain semiconductor vendors and vendors of semiconductor manufacturing equipment. Increased restrictions on the availability and use of critical semiconductor IP and equipment by various foreign entities may limit Atomera’s ability to license our IP in some parts of the world.

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

Effective as of January 31, 2024, we lost access to certain semiconductor manufacturing and engineering services which may be difficult and/or costly to replace. From April 2016 through January 2024, we worked with TSI Technology Development & Commercialization Services LLC, or TSI under a Master R&D Services Agreement and a Manufacturing Agreement. Under these agreements, TSI provided us with foundry services, consisting of engineering and manufacturing services. In August 2023, TSI was acquired by Robert Bosch Semiconductor LLC, or Bosch. In October 2023, Bosch advised us that on January 31, 2024 it would cease providing engineering and manufacturing services to third parties, including Atomera, in order to commence the conversion of the TSI fab to production of Silicon Carbide semiconductor products. We are in active discussions with potential replacement providers of foundry services. However, there are few foundries that offer R&D services that are comparable to those provided by TSI, so we may face difficulty in replacing the services that TSI had provided. We have utilized TSI’s services for a portion of our internal R&D which required complete semiconductor device fabrication. No wafers sold or licensed to any customer have been fabricated at TSI. Accordingly, we do not believe that the loss of TSI’s services has had or will have a meaningful impact on any of our ongoing client engagements. However, our access to foundry services was interrupted while we were working to reach an agreement with a replacement foundry and adapt our R&D processes to those used at our replacement foundry. This transition may cause us to incur meaningful startup costs, may divert engineering resources from ongoing R&D activities and may increase our ongoing spending on outsourced engineering services. The potential inability to replace the TSI services may have a material adverse effect on the timing and cost of continuing to develop example applications and devices which exhibit the advantages of our MST technology.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2024 and February 1, 2025, the reported high and low sales prices of our common stock have ranged from $2.31 to $17.55. The market price of our shares on the NASDAQ Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

Risk Management and Strategy. Our cybersecurity program is built upon the National Institute for Standards and Technology (“NIST”), International Organization for Standardization (“ISO”) and other best practice frameworks. We employ processes for assessing, identifying, and managing material risks from cybersecurity threats, including engagement of an independent cybersecurity consultant to audit our systems and procedures, make recommendations for improvement and monitor remediation of any identified risks. We also conduct random vulnerability testing including network penetration, phishing and social engineering tests. In addition, we also request Systems and Organization Control (“SOC”) type reports from several of our service providers including our payroll and human resources system provider and stock administration provider. In addition, we provide awareness training to our employees to help identify, avoid and mitigate cybersecurity threats and to remind them of the importance of handling and protecting our information.

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

Our executive offices are presently located in a 4,101 square foot facility in Los Gatos, California pursuant to a five-year lease, expiring on January 31, 2026. As part of the amended lease entered into in August 2020, our current lease payment is $18,232.

Beginning in March 2021, we began leasing 474 square feet of office space in Tempe, Arizona. The original lease had a two-year term, with an option to extend for an additional three years. The renewal option was exercised in January 2023. Effective May 1, 2023, we leased an additional 404 square feet at this location under an amendment to the current lease. Our current monthly lease payment is now $2,435 and will increase to $2,509 in March 2025. The lease ends in February 2026.

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

Holders of Record

As of February 28, 2025, there were 120 holders of record of our common stock.

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

In May 2017, we established our 2017 Stock Incentive Plan, or 2017 Plan. The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants. We have reserved a total of 3,750,000 shares of common stock for issuance under the 2017 Plan. All employees, officers, directors, consultants, advisors and other persons who provide services to us or any of our subsidiaries are eligible to receive incentive awards under the 2017 Plan. As of December 31, 2024, awards of 3,706,063 shares of common stock had been granted under the 2017 Plan, net of forfeited restricted stock and option awards and a total of 43,937 shares of common stock are reserved for issuance.

In May 2023, we established our 2023 Stock Incentive Plan, or 2023 Plan. The 2023 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants. We have reserved a total of 2,000,000 shares of common stock for issuance under the 2023 Plan. All employees, officers, directors, consultants, advisors and other persons who provide services to us or any of our subsidiaries are eligible to receive incentive awards under the 2023 Plan. As of December 31, 2024, awards of 854,346 shares of common stock had been granted under the 2023 Plan, net of forfeited restricted stock and option awards and a total of 1,145,654 shares of common stock are reserved for issuance.

As of December 31, 2024, options to purchase 3,792,615 shares of common stock were outstanding under the 2007 Plan, the 2017 Plan and the 2023 Plan. The following table sets forth certain information as of December 31, 2024 about our stock plans under which our equity securities are authorized for issuance (in thousands, except exercise price).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	3,792,615	$6.64	1,189,591
Equity compensation plans not approved by security holders	–	–	–
Total	3,792,615	$6.64	1,189,591

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We do not design or manufacture integrated circuits directly. Instead, we develop and license technologies and processes that we believe offer the designers and manufacturers of integrated circuits a low-cost solution to the industry’s need for greater performance and lower power consumption. Our customers and partners include:

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

On May 31, 2022, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc and Craig-Hallum Capital Group LLC, as agents, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate offering proceeds of up to $50.0 million in an “at-the-market” or ATM offering, to or through the agents. During the year ended December 31, 2023, we sold approximately 1.8 million shares at an average price per share of approximately $7.97, resulting in approximately $13.5 million of net proceeds to us after deducting commissions and other offering expenses. During the year ended December 31, 2024, we sold approximately 4.1 million shares at an average price per share of approximately $5.38, resulting in approximately $21.3 million of net proceeds to us after deducting commissions and other offering expenses.

Results of Operations for the Years Ended December 31, 2024 and 2023

Revenues. To date, we have only generated limited revenue from customer engagements for engineering services, integration license agreements, an R&D license granted under a JDA, our license agreement with ST and licensing of MSTcad. Our license agreement with ST, which was executed in April 2023, is our first commercial manufacturing and distribution agreement and, assuming successful completion of contractual milestones and payments of associated fees, will entitle us to royalties on all MST-enabled products manufactured for commercial purposes. Our MSTcad licenses grant customers the right to use MSTcad software to simulate the effects of incorporating MST technology into their semiconductor manufacturing process. MSTcad licenses are granted on a monthly or yearly basis and revenue is recognized over time.

Our integration services consist of depositing our MST film on semiconductor wafers, delivering such wafers to customers to finalize building devices, and performing tests for customers evaluating MST. The integration license agreements we have entered into to date grant the licensees the right to build products that integrate our MST technology deposited by us onto their semiconductor wafers, but these agreements do not grant the licensees the rights to manufacture on their site or to sell products incorporating MST. Our first JDA included the grant of an R&D license to our customer and we were paid for such license upon delivery of our IP transfer package which enabled our customer to install MST in a tool in their facility and to use it to manufacture wafers for internal use. This JDA also contained targeted technical specifications that, if met, would result in payment of a success fee to us. Those technical objectives were met and we have collected the success fee. Our license agreement with ST, which we executed in April 2023, was our first full commercial license agreement and provided for grants of a license enabling ST to install MST in a tool in their fab and to manufacture wafers for internal development use only as well as an HVM license granted upon completion of process qualification. The ST license agreement provides for payments of license fees, payable upon reaching milestones for MST installation and acceptance, in the case of the R&D license, and upon reaching process qualification milestones. After process qualification is complete and associated payments are made, ST will obtain an HVM license and will be required to pay royalties for all products they sell that utilize MST.

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

Revenue for the years ended December 31, 2024 and 2023 was approximately $135,000 and $550,000, respectively. Our revenue in 2024 consisted of MSTcad licensing and related consulting services revenue, and engineering services revenue from the delivery of MST wafers. Our revenue for 2023 consisted of revenue from a manufacturing license.

Cost of Revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to provide integration engineering services, support for customer installation and qualification and MSTcad support. Cost of revenue was approximately $123,000 and $28,000 for the years ended December 31, 2024 and 2023, respectively. We anticipate that our cost of revenue will vary substantially depending on the mix of license and engineering services revenues we receive and the nature of products and/or services delivered in each customer engagement.

Operating Expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the years ended December 31, 2024 and 2023, our operating expenses totaled approximately $19.3 million and $21.2 million, respectively.

Research and development expenses. To date, our operations have focused on the research, development, and commercialization of our MST technology and related technologies such as MSTcad. Our research and development costs primarily consist of payroll and benefit costs for our engineering staff and costs of outsourced fabrication (including epi tool leases) and metrology of semiconductor wafers incorporating our MST technology.

For the years ended December 31, 2024 and 2023, we incurred approximately $11.0 million and $12.5 million, respectively, of research and development expense, a decrease of approximately $1.5 million, or 12%. This decrease was primarily due to a decline of approximately $1.6 million in outsourced research and development as we discontinued working with TSI Semiconductor as of January 31, 2024.

General and administrative expenses. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs for the years ended December 31, 2024 and 2023 were approximately $7.3 million and $7.1 million, respectively, representing an increase of approximately $191,000, or 3%. The increase in costs was primarily due to an increase in employee-related costs of approximately $136,000 and an increase of approximately $332,000 in patent fees and legal fees associated with our patents. These costs were partially offset by a decrease of approximately $144,000 in stock-based compensation and approximately $90,000 in corporate legal expenses.

Selling and marketing expenses. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the years ended December 31, 2024 and 2023 were approximately $1.1 million and $1.6 million, respectively, representing a decrease of approximately $546,000, or 34%. The decrease in costs is primarily related to a reduction in headcount which decreased employee related costs, stock-based compensation and travel expenses.

Interest income. Interest income for the years ended December 31, 2024 and 2023 was approximately $779,000 and $723,000, respectively. Interest income for each period related to interest earned on our cash and cash equivalents and the increase was primarily due to progressively higher interest rates and cash balances during these periods.

Accretion income. Accretion income for the years ended December 31, 2024 and 2023 was approximately $178,000 and $283,000, respectively. Accretion income relates to the increase in value of our available-for-sale securities from the purchase date through the maturity date.

Other income/expense, net. Other income for the years December 31, 2024 and 2023 was approximately $73,000 and $75,000, respectively. Other income consisted primarily of a refundable state research and development tax credit, net of filing costs and tax consulting services for both years.

Interest expense. Interest expense for the years ended December 31, 2024 and 2023 was approximately $129,000 and $194,000, respectively. Interest expense is related to the tool financing lease entered into in August 2021.

Liquidity and Capital Resources

As of December 31, 2024, we had cash, cash equivalents and short-term investments of approximately $26.8 million and working capital of approximately $23.5 million. For the year ended December 31, 2024, we had a net loss of approximately $18.4 million and used approximately $13.2 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

During the year ended December 31, 2024, we sold approximately 4.1 million shares pursuant to our ATM at an average price per share of approximately $5.38, resulting in approximately $21.3 million of net proceeds to us after deducting commissions and other offering expenses.

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

Cash Flows from Operating, Investing and Financing Activities:

Net cash used in operating activities of approximately $13.2 million for year ended December 31, 2024 resulted primarily from our net loss of approximately $18.4 million, adjusted by approximately $3.9 million of stock-based compensation expense and amortization of right-of-use assets of approximately $1.3 million.

Net cash used in operating activities of approximately $14.6 million for year ended December 31, 2023 resulted primarily from our net loss of approximately $19.8 million, adjusted by approximately $4.0 million of stock-based compensation expense and amortization of right-of-use assets of approximately $1.4 million.

Net cash provided in investing activities of approximately $6.1 million and for year ended December 31, 2024 consisted primarily of the maturity of short-term available-for-sale investments, offset by the purchase of short-term available-for-sale investments.

Net cash used in investing activities of approximately $6.8 million and for year ended December 31, 2023 consisted primarily of the purchase of short-term available-for-sale investments, offset by the maturity of short-term available-for-sale investments.

Net cash provided by financing activities of approximately $20.3 million for the year ended December 31, 2024 related primarily to net proceeds from our ATM Facility, offset in part by approximately $1.1 million in principal payments on our financing lease.

Net cash provided by financing activities of approximately $12.7 million for the year ended December 31, 2023 related primarily to net proceeds from our ATM Facility, offset in part by approximately $918,000 in principal payments on our financing lease.

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

Leases

We account for leases in accordance with Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2016-02, Leases (Topic 842). We determine if a contract contains a lease in whole or in part at the inception of the contract. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term while lease liabilities represent our obligation to make lease payments arising from the lease. All leases greater than 12 months result in the recognition of a ROU asset and a liability at the lease commencement date based on the present value of the lease payments over the lease term. Lease expenses for operating leases is recognized on a straight-line-basis over the lease term. Lease expenses for financing leases consists of amortization of the ROU assets over the life of the lease and interest expense is recognized on the liability.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Atomera Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atomera Incorporated (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Melville, NY
March 4, 2025

Atomera Incorporated

Balance Sheets

(in thousands, except per share data)

	December 31,
	2024	2023
ASSETS

Current Assets:
Cash and cash equivalents	$25,778	$12,591
Short-term investments	995	6,940
Accounts receivable	6	–
Unbilled contracts receivable	–	550
Interest receivable	73	79
Prepaid expenses and other current assets	240	244
Total current assets	27,092	20,404

Property and equipment, net	59	100
Long-term prepaid maintenance and supplies	91	91
Security deposit	14	14
Operating lease right-of-use-asset	280	517
Financing lease right-of-use-asset	1,588	2,903

Total assets	$29,124	$24,029

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$492	$618
Accrued expenses	239	222
Accrued payroll related expenses	1,328	1,382
Current operating lease liability	260	264
Current financing lease liability	1,253	1,328
Deferred revenue	4	–
Total current liabilities	3,576	3,814

Long-term operating lease liability	22	295
Long-term financing lease liability	449	1,750

Total liabilities	4,047	5,859

Commitments and contingencies (see Note 9)	–	–

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 2,500 shares: none issued and outstanding at December 31, 2024 and 2023	–	–
Common stock, $0.001 par value, authorized 47,500 shares; 30,540 shares issued and outstanding at December 31, 2024 and 26,107 issued and outstanding as of December 31, 2023	31	26
Additional paid-in capital	246,565	221,229
Other comprehensive income	1	–
Accumulated deficit	(221,520)	(203,085)

Total stockholders’ equity	25,077	18,170

Total liabilities and stockholders’ equity	$29,124	$24,029

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2024	2023
Revenue:	$135	$550
Cost of revenue	(123)	(28)
Gross margin	12	522

Operating Expenses:
Research and development	11,029	12,525
General and administrative	7,266	7,075
Selling and marketing	1,053	1,599
Total operating expenses	19,348	21,199

Loss from operations	(19,336)	(20,677)

Other income (expense):
Interest income	779	723
Accretion income	178	283
Other income (expense), net	73	75
Interest expense	(129)	(194)
Total other income (expense), net	901	887

Net loss	$(18,435)	$(19,790)
Net loss per common share, basic	$(0.68)	$(0.80)
Net loss per common share, diluted	$(0.68)	$(0.80)

Weighted average number of common shares outstanding, basic	27,217	24,755
Weighted average number of common shares outstanding, diluted	27,217	24,755

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2024	2023
Net loss	$(18,435)	$(19,790)
Unrealized gain on available-for-sale securities	1	–
Net loss	$(18,434)	$(19,790)

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance January 1, 2023	23,973	$24	$203,585	$–	$(183,295)	$20,314
Stock-based compensation	357	–	4,013	–	–	4,013
Stock option exercise	33	–	128	–	–	128
Forfeiture of restricted stock issuance	(20)	–	–	–	–	–
At-the-market sale of stock, net of commissions and expenses	1,764	2	13,503	–	–	13,505
Net loss	–	–	–	–	(19,790)	(19,790)
Balance December 31, 2023	26,107	$26	$221,229	$–	$(203,085)	$18,170
Stock-based compensation	340	–	3,867	–	–	3,867
Stock option exercises	31	–	197	–	–	197
Forfeiture of restricted stock issuance	(43)	–	–	–	–	–
At-the-market sale of stock, net of commissions and expenses	4,103	5	21,262	–	–	21,267
Other sale	2	–	10	–	–	10
Net loss	–	–	–	–	(18,435)	(18,435)
Unrealized gain on available-for-sale securities	–	–	–	1	–	1
Balance December 31, 2024	30,540	$31	$246,565	$1	$(221,520)	$25,077

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(18,435)	$(19,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54	77
Operating lease right of use asset amortization	237	216
Financing lease right of use asset amortization	1,074	1,146
Stock-based compensation	3,867	4,013
Accretion of discounts on available-for-sales securities	(161)	(254)
Gain on sale of assets	–	(3)
Changes in operating assets and liabilities:
Accounts receivable	(6)	–
Unbilled contracts receivable	550	(550)
Interest receivable	16	(31)
Prepaid expenses and other current assets	4	174
Accounts payable	(126)	221
Accrued expenses	17	49
Accrued payroll expenses	(54)	415
Operating lease liability	(277)	(240)
Deferred revenue	4	–
Net cash used in operating activities	(13,236)	(14,557)

CASH FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(14)	(31)
Proceeds from sale of property and equipment	–	15
Purchase of available-for-sale securities	(5,268)	(19,539)
Maturity of available-for-sale securities	11,366	12,804
Net cash provided by (used in) investing activities	6,084	(6,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market sale of stock, net of commissions and expenses	21,267	13,505
Proceeds from exercise of stock options	197	128
Proceeds from stock sales	10	–
Payments of principal for financing lease	(1,135)	(918)
Net cash provided by financing activities	20,339	12,715

Net increase (decrease) in cash and cash equivalents	13,187	(8,593)

Cash and cash equivalents at beginning of year	12,591	21,184

Cash and cash equivalents at end of year	$25,778	$12,591

Supplemental information:
Cash paid for interest	$129	$194
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Notes to the Financial Statements

1.	NATURE OF OPERATIONS

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

At December 31, 2024, the Company had cash, cash equivalents and short-term investments of approximately $26.8 million and working capital of approximately $23.5 million. The Company has generated only limited revenues since inception and has incurred recurring operating losses. Accordingly, it is subject to all the risks inherent in the initial organization, financing, expenditures, and scaling of a new business that is not generating positive cashflow.

On May 31, 2022, Atomera entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and Craig-Hallum Capital Group LLC, as agents, under which the Company may offer and sell, from time to time at its sole discretion, shares of its $0.001 par value common stock, in “at the market” offerings to or through the agent as its sales agent, having aggregate offering proceeds of up to $50.0 million (the “ATM Facility”). During the year ended December 31, 2024, the Company sold approximately 4.1 million shares pursuant to the ATM at an average price per share of approximately $5.38, resulting in approximately $21.3 million of net proceeds to the Company after deducting commissions and other offering expenses.

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

Basis of Presentation

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the financial position, results of operations and cash flows for all periods presented. The Company operates as one business segment.

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

Concentration of Credit Risk and Major Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts receivable. One customer represented 63% of revenue and another customer represented 37% of the Company’s revenue during the year ended December 31, 2024. During the year ended December 31, 2023, 100% of our revenue was from one customer.

At times, the amounts on deposit at the financial institution exceed the federally insured limits. Management believes that the financial institution which holds the Company’s cash is financially sound and, accordingly, that minimal credit risk exists. As of December 31, 2024 and 2023, the Company’s cash balances were in excess of insured limits maintained at the financial institution.

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

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable and unbilled contracts receivable accounts under Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company periodically reviews these receivables to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, and an analysis of days sales outstanding by customer. Due to the Company’s low volume of customers, management reviews the receivable balances on a customer by customer basis. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2024 there were no allowances for doubtful accounts as the Company deems the balance fully collectible. At December 31, 2023, there was no allowance against the unbilled contracts receivable account as the Company deems the balance fully collectible.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with authoritative guidance which requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. During the years ended December 31, 2024 and 2023, the Company had noted no indicators of impairment.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are not recorded as a tax benefit or expense in the current year. The Company recognizes interest and penalties, if any, related to uncertain tax positions in interest expense. No interest and penalties related to uncertain tax positions were accrued at either December 31, 2024 or 2023.

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

Subsequent Events

Management has evaluated subsequent events and transactions occurring through the date these financial statements were issued. See Note 15.

Adoption of Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories included in each reported measure of a segment's profit or loss on an interim and annual basis. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The update should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this standard during the year ended December 31, 2024. While the standard requires additional disclosures related to the Company’s reportable segments in its reporting, the adoption did not have a material impact on the Company’s financial position, results of operations or financial statement disclosures. (See Note 11.)

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company does not believe ASU 2024-03 will have a material impact on its financial position, results of operations or financial statement disclosure.

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

The Company’s cash, cash equivalents and short-term investments that were measured at fair value on a recurring basis as Level 1 assets, classified by security type as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024
	Cost	Unrealized Gain/(Loss)	Accretion of Discount	Fair Value
Cash	$1	$–	$–	$1
Money market funds	25,777	–	–	25,777
US agency bonds	976	1	18	995
Total	$26,754	$1	$18	$26,773

	December 31, 2023
	Cost	Accretion of Discount	Fair Value
Cash	$157	$–	$157
Money market funds	12,434	–	12,434
US treasury bills	2,931	50	2,981
US agency bonds	3,938	21	3,959
Total	$19,460	$71	$19,531

5.	REVENUE

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

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Primary geographic markets
North America	$135	$–
Europe	–	550
Total	$135	$550

Timing of revenue recognition
Products and services transferred at a point in time	$50	$–
Products and services transferred over time	85	550
Total	$135	$550

Unbilled contracts receivable and deferred revenue:

Timing of revenue recognition may differ from the timing of invoicing customers. Accounts receivable includes amounts billed and currently due from customers. Unbilled contracts receivable represents unbilled amounts expected to be received from customers in future periods, where the revenue recognized to date exceeds the amount billed, and the right to receive payment is subject to the underlying contractual terms. Unbilled contracts receivable amounts may not exceed their net realizable value and are classified as long-term assets if the payments are expected to be received more than one year from the reporting date. The Company records deferred revenue for customers that were issued invoices, but the Company has not yet recognized the revenue based on its revenue recognition policy. As of December 31, 2024, the Company has approximately $4,000 of deferred revenue that it expects to recognize over the next month.

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Year Ended December 31,
	2024	2023
Stock Options	3,793	3,369
Unvested restricted stock	469	419
Total	4,262	3,788

7.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Computer equipment	$169	$165
Laboratory equipment	163	173
Furniture and fixtures	92	92
Leasehold improvements	24	24
Software	4	4
Office equipment	4	4
	456	462
Less: Accumulated depreciation and amortization	(397)	(362)
Total net assets	$59	$100

Depreciation and amortization expense relating to property and equipment was approximately $54,000 and $77,000 for the years ended December 31, 2024 and 2023, respectively. The Company depreciates computer equipment, laboratory equipment and office equipment on straight-line basis over three years. Furniture and fixtures are depreciated on a straight-line basis over five years. The Company amortizes software on straight-line basis over three years. Leasehold improvements are amortized over the remaining life of the lease.

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

In December 2024, the Company entered into a lease agreement for a tool in Tempe, Arizona. The term of this lease is for 12 months beginning on January 1, 2025 for $95,000 per month. Since the lease term is not for more than one year and there are no extension provisions in the lease, the future lease payments are not included in the lease obligations on the Company’s balance sheets.

Lease expense for operating leases consists of the lease payments recognized on a straight-line basis over the lease term. Expenses for financing leases consists of the amortization expenses recognized on a straight-line basis over the lease term and interest expense. The components of lease costs were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Financing lease costs:
Amortization of ROU assets	$1,074	$1,146
Interest on lease liabilities	129	194
Total financing lease costs	$1,203	$1,340

Operating lease costs
Fixed lease costs	$262	$257
Variable lease costs	3	2
Short-term lease costs	1,044	1,045
Total operating lease costs	$1,309	$1,304

Future minimum payments under non-cancellable leases as of December 31, 2024 were as follows (in thousands):

For the Year Ended December 31,	Financing leases	Operating leases
2025	$1,291	$268
2026	478	24
Total future minimum lease payments	1,769	292
Less imputed interest	(67)	(10)
Total lease liability	$1,702	$282

The below table provides supplemental information and non-cash activity related to the Company’s operating and financing leases (in thousands):

	Year Ended December 31,
	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$302	$272
Cash paid for amounts included in the measurement of financing lease liabilities	$1,263	$1,112
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$–	$33
Remeasurement of right-of use asset and liability in financing lease obligations	$(241)	$(115)

The table above does not include short-term leases that are one-year or less. The weighted average remaining discount rate is 5.25% for the Company’s financing leases and 5.49% for the Company’s operating leases. The weighted average remaining lease term is 1.6 years for the financing lease and 1.1 years for operating leases.

9.	COMMITMENTS AND CONTINGENCIES

Legal

The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which the Company is or could become involved in litigation may have a material adverse effect on its business and financial condition. The Company is not party to any material litigation as of December 31, 2024 or through the date these financial statements have been issued.

10.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 2,500,000 shares of preferred stock, $0.001 par value. As of December 31, 2024, and 2023, no shares have been designated and no shares are issued and outstanding. Preferred stock may rank prior to common stock with respect to dividends rights, liquidation preferences, or both, and may have full or limited voting rights.

On May 31, 2022, Atomera entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc and Craig-Hallum Capital Group LLC, as agents, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate offering proceeds of up to $50.0 million in an “at-the-market” or ATM offering, to or through the agents. During the year ended December 31, 2024, approximately 4.1 million shares were sold at an average price per share of approximately $5.38, resulting in approximately $21.3 million of net proceeds to us after deducting commissions and other offering expenses, which totaled approximately $663,000. As of December 31, 2024, the Company has remaining gross capacity on the ATM of approximately $7.7 million and proceeds to the Company would be reduced by commissions and other offering costs.

On April 28, 2024, the Company sold 2,247 shares of its common stock to the Chief Executive Officer, Scott Bibaud, at a price of $4.45 per share, which was determined to be the fair market value on the date of the transaction. The total proceeds from the sale amounted to approximately $10,000.

As of December 31, 2024, the Company has reserved approximately 3.9 million shares of common stock for issuance pursuant to outstanding stock options.

11.	SEGMENT REPORTING

The Company operates as a single operating segment. The Company's chief operating decision maker ("CODM") is its chief executive officer and chief financial officer who review financial information. The CODM uses total operating expense, operating margin and related impact on cash consumption to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the overall headcount, allocation of headcount, research and development expenditures, licensing and royalty rates offered to customers and capital expenditure commitments. The measure of assets are reported on the accompanying balance sheets as total assets.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Revenue:	$135	$550
Less expenses(1):
Employee related expenses	6,407	6,671
Stock-based compensation	3,867	4,013
Tool related expenses	2,433	2,464
Consulting expenses	725	715
Metrology and other outsourced research expenses	1,077	2,534
Intellectual property related expenses	1,312	979
Other operating items(2)	3,650	3,851
Operating margin	(19,336)	(20,677)
Other income (expense), net	901	887
Net loss	$(18,435)	$(19,790)

(1)	Expenses classified as cost of revenue are included in the line items presented and not as a separate category.
(2)	Other operating expenses include items not listed above separately. These include travel and entertainment, professional development, information technology costs, office related costs, depreciation, other research and development costs, other sales and marketing costs and other general and administrative costs.

12.	STOCK-BASED COMPENSATION

The Company’s 2007 Equity Incentive Plan (the “2007 Plan) expired in March 2017, however all options and warrants outstanding at the time of the expiration remained outstanding and exercisable by their term. As of December 31, 2024, options to purchase approximately 1.5 million shares of common stock remain outstanding under the 2007 Plan.

In May 2017, the Company’s shareholders approved its 2017 Stock Incentive Plan (the “2017 Plan”). The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted share grants. The Company reserved a total of 3,750,000 shares of common stock for issuance under the 2017 Plan. All employees, officers, directors, consultants, advisors and other persons who provide services to the Company or any subsidiaries of the Company are eligible to receive incentive awards under the 2017 Plan. As of December 31, 2024, awards of approximately 3.7 million shares of common stock had been granted under the 2017 Plan, net of forfeited restricted stock and option awards and approximately 44,000 shares of common stock are reserved for issuance.

In May 2023, the Company’s shareholders approved its 2023 Stock Incentive Plan (the “2023 Plan”). The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted share grants. The Company reserved a total of 2,000,000 shares of common stock for issuance under the 2023 Plan. All employees, officers, directors, consultants, advisors and other persons who provide services to the Company or any subsidiaries of the Company are eligible to receive incentive awards under the 2023 Plan. As of December 31, 2024, awards of approximately 854,000 shares of common stock had been granted under the 2023 Plan, net of forfeited restricted stock and option awards and approximately 1.1 million shares of common stock are reserved for issuance.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the years ended December 31, 2024 and 2023 for stock options and restricted stock (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$1,566	$1,408
General and administrative	2,120	2,265
Selling and Marketing	181	340
Total	$3,867	$4,013

As of December 31, 2024, there was approximately $6.3 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.5 years.

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

The fair value of employee stock options issued was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023
Exercise price:	$5.39	$6.54
Grant date fair value per share:	$4.16	$4.94
Assumptions:
Expected volatility	84.42%	82.59%
Weighted average expected term (in years)	7.00	6.82
Risk-free interest rate	4.29	4.03%
Expected dividend yield	0.0%	0.0%

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

The following table summarizes stock option activity (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices	Weighted-Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2024	3,369	$7.04
Granted	570	$5.39
Exercised	(31)	$6.34
Forfeited	(69)	$10.02
Expired	(46)	$15.18
Outstanding at December 31, 2024	3,793	$6.64	4.34	$20,129
Exercisable at December 31, 2024	3,056	$6.69	3.26	$16,097

During the year ended December 31, 2024, the Company granted options under its 2017 Plan and 2023 Plan to purchase approximately 570,000 shares of its common stock to its employees. The fair value of these options was approximately $2.4 million.

The Company issues restricted stock to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes restricted stock activity (in thousands except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2024	419	$9.21
Granted	342	$6.06
Vested	(247)	$8.98
Forfeited	(45)	$7.80
Outstanding non-vested shares at December 31, 2024	469	$7.17

13.	401(k) PLAN

During 2002, the Company established a plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers substantially all of its employees who have attained 18 years of age. Employees may elect to contribute part of their annual compensation to the 401(k) Plan, up to the maximum deferral allowance for individuals by the Internal Revenue Service under Code Section 401(k), and the Company may make a matching contribution. During the years ended December 31, 2024 and 2023, the Company made matching contributions of approximately $83,000 and $82,000, respectively.

14.	INCOME TAXES

The loss before provision for income taxes consisted of the following (in thousands):
	Year Ended December 31,
	2024	2023
Domestic	$(18,435)	$(19,790)
International	–	–
Total	$18,435)	$(19,790)

The Company had $0 current income tax expense for the years ended December 31, 2024 and 2023, respectively. The Company accounts for income taxes in accordance with ASC 740, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by approximately $3.6 million and $4.4 million during the years ended December 31, 2024 and 2023, respectively.

The Company’s deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$29,678	$27,077
Tax credit	2,742	2,559
Fixed assets and intangibles	427	603
Stock compensation	1,471	1,327
Accruals and other	284	303
Lease liability	428	802
Capitalized research and development	4,714	3,822
Total deferred tax assets	39,744	36,493
Deferred tax liabilities:
Right of use asset	(403)	(755)
Total deferred tax assets	(403)	(755)
Valuation allowance	(39,341)	(35,738)
Net deferred tax asset	$–	$–

Net operating losses and tax credit carryforwards as of December 31, 2024, are as follows (in thousands):

	Amount	Expiration in years
Net operating losses, federal	$96,243	No expiration
Net operating losses, federal	$34,791	2027-2037
Net operating losses, state	$39,112	2030-2044
Tax credits, federal	$2,374	2036-2044
Tax credits, state	$1,035	No expiration
Tax credits, state	$917	2031-2039

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year ending December 31,
	2024	2023
Statutory rate	21.00%	21.00%
State rate	(0.37)%	1.29%
Change in valuation allowance	(19.55)%	(22.08)%
Other non-deductible items	0.04%	(0.02)%
Change in tax credits	0.95%	0.66%
Section 162(m) limitation	–%	(0.11)%
Stock based compensation excess windfall	(2.07)%	(0.74)%
Total	–%	–%

Utilization of U.S. net operating losses and tax credit carryforwards may be limited by “ownership change” rules, as defined in Section 382 and Section 383 of the Internal Revenue Code. Similar rules may apply under state tax laws. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. The Company is in the process of rolling forward its Section 382 study through the period ending December 31, 2024. The Company does not expect an ownership change to have occurred during this period as there have been limited amounts of equity activity.

The Company establishes reserves for uncertain tax positions based on the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2024 and 2023, respectively, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
January 1 – unrecognized tax benefits	$1,219	$1,046
Increases (decreases) – prior year tax positions	(72)	10
Increases – current year tax positions	151	163
December 31 - unrecognized tax benefits	$1,298	$1,219

The following table summarizes the activity in the Company’s Valuation Allowance and Qualifying Accounts for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Balance at beginning of year	$35,738	$31,368
Additions	3,816	4,536
Deductions	(213)	(166)
Balance at end of year	$39,341	$35,738

15.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through the date these financial statements were issued.

Since December 31, 2024, the Company has issued approximately 163,000 additional shares through its ATM offering at an average price per share of $15.19 resulting in additional net proceeds of approximately $2.4 million, after deduction of commissions and expenses.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer) principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2024 because of the material weakness described below.

Notwithstanding the identified material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

(b)	Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting (“ICFR”) as of December 31, 2024 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on this assessment, management has identified a material weakness in our internal controls because we did not design and implement effective controls over the review and approval of journal entries into our general ledger. As a result of our identification of this material weakness, we have concluded that our ICFR was not effective as of December 31, 2024. We attribute this material weakness primarily due to an insufficient number of resources that would allow us to segregate duties in our accounting department. We intend to remediate the material weakness by designing and implementing controls related to the review and approval of journal entries.

Our Audit Committee has reviewed our findings and proposed remediation. With the oversight of senior management and our Audit Committee, we will continue to assess, implement and redesign our ICFR. We will determine that our material weakness has been fully remediated only after we have (i) implemented and tested the necessary changes and (ii) observed the remediated controls operate for a sufficient period of time for us to determine that such controls are operating effectively.

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

(a)	Entry into Material Definitive Agreements

On March 3, 2025, we entered into employment agreements with Scott Bibaud for the position of President and Chief Executive Officer, Francis B. Laurencio for the position of Chief Financial Officer and Robert Mears for the position of Chief Technology Officer. We previously entered into employment agreements with Mr. Bibaud, Mr. Laurencio and Dr. Mears, however, all of those agreements expired on December 30, 2024.

Bibaud Employment Agreement.

Pursuant to our employment agreement with Mr. Bibaud, we will compensate Mr. Bibaud at the annual rate of $462,800. Mr. Bibaud is eligible to receive an annual bonus of up to 100% of his base salary based on performance criteria set by the compensation committee of our board of directors (the “Committee”). Mr. Bibaud is eligible for participation in all other plans that we may establish from time to time. The employment agreement entitles Mr. Bibaud to reasonable and customary health insurance and other benefits, at our expense. In the event of Mr. Bibaud’s termination without cause or resignation for good reason, as such terms are defined in the employment agreement (each, an “involuntary termination”), Mr. Bibaud will be entitled to: (i) a lump sum severance payment in the amount of eighteen (18) months of his base salary, (ii) , reimbursement of his costs for health insurance for up to twelve (12) months and (iii) have all outstanding and unvested equity awards will undergo 18 months of accelerated vesting. The employment agreement further provides that in the event of a change of control of the Company, all of Mr. Bibaud’s outstanding and unvested equity awards will become fully vested.

Laurencio Employment Agreement

Pursuant to our employment agreement with Mr. Laurencio, we will compensate Mr. Laurencio with an annual salary of $355,000. Mr. Laurencio is eligible to receive an annual bonus of up to 55% of his salary. Mr. Laurencio is also eligible to participate in all other plans that we may establish from time to time. The employment agreement entitles Mr. Laurencio to reasonable and customary health insurance and other benefits, at our expense, and a lump sum severance payment in the amount of twelve (12) months of his base salary and reimbursement for up to twelve (12) months of health insurance in the event of his involuntary termination. The employment agreement further provides that in the event of a change of control of the Company, all of Mr. Laurencio’s outstanding and unvested equity awards will become fully vested.

Mears Employment Agreement

Pursuant to our employment agreement with Dr. Mears, we will compensate Dr. Mears with an annual salary of $360,000. Dr. Mears is eligible to receive an annual bonus of up to 50% of his salary. Dr. Mears is entitled to reasonable and customary health insurance and other benefits, at our expense, and a lump sum severance payment in the amount of twelve (12) months of his base salary and reimbursement for up to twelve (12) months of health insurance in the event of his involuntary termination. The employment agreement further provides that in the event of a change of control of the Company, all of Dr. Mears’ outstanding and unvested equity awards will become fully vested.

(b)	Insider Trading Arrangements

During the quarter ended December 31, 2024, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2024 fiscal year pursuant to Regulation 14A for our 2025 Annual Meeting of Stockholders, or the 2025 Proxy Statement, and the information to be included in the 2025 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item will be contained in the 2025 Proxy Statement and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required under this item will be contained in the 2025 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required under this item will be contained in the 2025 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be contained in the 2025 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required under this item will be contained in the 2025 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit
No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Form 8-K filed on October 27, 2021.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

4.1	Description of Capital Stock	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 19, 2021.

10.1	Assignment of Patent Rights dated April 3, 2009 between Dr. Robert Mears and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

10.2+	2007 Stock Incentive Plan	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

10.3	Lease Agreement dated January 19, 2016 between 750 University, LLC and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

10.4+	Form of Restricted Stock Agreement	Incorporated by reference from the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on July 29, 2016.

10.5+	2017 Stock Incentive Plan	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed on April 10, 2017.

10.6	First Amendment to Lease Agreement dated January 19, 2016 between 750 University, LLC and the Registrant	Incorporated by reference from the Registrant’s Form 10-K filed on March 6, 2018.

10.7	Second Amendment to Lease Agreement dated January 19, 2016 between 750 University, LLC and the Registrant	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 19, 2021.

10.8	Equity Distribution Agreement dated May 31, 2022 between the Company and Oppenheimer & Co. Inc. and Craig-Hallum Capital Group LLC	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2022.

10.9+	2023 Stock Incentive Plan	Incorporated by reference from Registrant’s Definitive Additional Materials on Schedule 14A filed on April 18, 2023.

10.10+	Employment Agreement dated March 3, 2025 between Scott Bibaud and the Registrant	Filed electronically herewith

10.11+	Employment Agreement dated March 3, 2025 between Francis Laurencio and the Registrant	Filed electronically herewith

10.12+	Employment Agreement dated March 3, 2025 between Dr. Robert Mears and the Registrant	Filed electronically herewith

19.1	Insider Trading Policy	Filed electronically herewith

21.1	List of Subsidiaries	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm	Filed electronically herewith

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed electronically herewith

97.1	Atomera, Incorporated Executive Officer Clawback Policy	Incorporated by reference from the Registrant’s Form 10-K filed on February 15, 2024.

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 11	Files electronically herewith

+       Indicated management compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary

None provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATOMERA INCORPORATED.

Date: March 4, 2025	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: March 4, 2025		By: /s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Bibaud	Chief Executive Officer and Director	March 4, 2025
Scott A. Bibaud	(Principal Executive Officer)

/s/ John D. Gerber	Director and Chairman	March 4, 2025
John Gerber

/s/ Steven K. Shevick	Director	March 4, 2025
Steven K. Shevick

/s/ Duy-Loan Le	Director	March 4, 2025
Duy-Loan Le

/s/ Suja Ramnath	Director	March 4, 2025
Suja Ramnath

