Form 10-Q
period 2025-03-31
Atomera Inc
filed 2025-05-08
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of May 1, 2025 is 30,704,132.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$24,123	$25,778
Short-term investments	–	995
Accounts receivable	–	6
Interest receivable	81	73
Prepaid expenses and other current assets	335	240
Total current assets	24,539	27,092

Property and equipment, net	52	59
Long-term prepaid maintenance and supplies	91	91
Security deposit	14	14
Operating lease right-of-use asset	218	280
Financing lease right-of-use-asset	1,338	1,588

Total assets	$26,252	$29,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$761	$492
Accrued expenses	195	239
Accrued payroll-related expenses	402	1,328
Current operating lease liability	184	260
Current financing lease liability	1,314	1,253
Deferred revenue	–	4
Total current liabilities	2,856	3,576

Long-term operating lease liability	–	22
Long-term financing lease liability	113	449

Total liabilities	2,969	4,047

Commitments and contingencies (see Note 9)	–	–

Stockholders’ equity:
Preferred stock $0.001 par value, authorized 2,500 shares; none issued and outstanding as of March 31, 2025 and December 31, 2024	–	–
Common stock: $0.001 par value, authorized 47,500 shares; 30,704 shares issued and outstanding as of March 31, 2025; and 30,540 shares issued and outstanding as of December 31, 2024	31	31
Additional paid in capital	249,981	246,565
Other comprehensive income	–	1
Accumulated deficit	(226,729)	(221,520)
Total stockholders’ equity	23,283	25,077
Total liabilities and stockholders’ equity	$26,252	$29,124

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$4	18
Cost of revenue	–	(33)
Gross margin	4	(15)

Operating expenses
Research and development	3,255	2,858
General and administrative	2,088	1,811
Selling and marketing	124	350
Total operating expenses	5,467	5,019

Loss from operations	(5,463)	(5,034)

Other income (expense)
Interest income	270	205
Accretion income	6	46
Interest expense	(21)	(39)
Other expense, net	(1)	–
Total other income, net	254	212

Net loss	$(5,209)	(4,822)

Net loss per common share, basic	$(0.17)	(0.19)
Net loss per common share, diluted	$(0.17)	(0.19)

Weighted average number of common shares outstanding, basic	30,243	26,038
Weighted average number of common shares outstanding, diluted	30,243	26,038

The accompanying notes are an integral part of these condensed financial statements.

4

Atomera Incorporated

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Net loss	$(5,209)	(4,822)
Unrealized loss on available-for-sale securities	(1)	(1)
Net loss	$(5,210)	(4,823)

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance January 1, 2025	30,540	$31	$246,565	$1	$(221,520)	$25,077
Stock-based compensation	–	–	1,009	–	–	1,009
At-the-market sale of stock, net of commissions and expenses	164	–	2,407	–	–	2,407
Net loss	–	–	–	–	(5,209)	(5,209)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(1)	–	(1)
Balance March 31, 2025	30,704	$31	$249,981	$–	$(226,729)	$23,283

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance January 1, 2024	26,107	$26	$221,229	$–	$(203,085)	$18,170
Stock-based compensation	275	–	1,024	–	–	1,024
Stock option exercise	13	–	86	–	–	86
Forfeiture of restricted stock issuance	(20)	–	–	–	–	–
At-the-market sale of stock, net of commissions and expenses	510	1	3,949	–	–	3,950
Net loss	–	–	–	–	(4,822)	(4,822)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(1)	–	(1)
Balance March 31, 2024	26,885	$27	$226,288	$(1)	$(207,907)	$18,407

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,209)	$(4,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	17
Operating lease right of use asset amortization	61	58
Financing lease right of use asset amortization	251	281
Stock-based compensation	1,009	1,024
Net accretion of discounts on available-for-sale securities	(6)	(46)
Changes in operating assets and liabilities:
Accounts receivable	6	–
Unbilled contracts receivable	–	550
Interest receivable	(8)	12
Prepaid and other current assets	(95)	(84)
Accounts payable	269	(114)
Accrued expenses	(44)	(12)
Accrued payroll expenses	(926)	(928)
Operating lease liability	(98)	(102)
Deferred revenue	(4)	17
Net cash used in operating activities	(4,782)	(4,149)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(4)	–
Purchase of available-for-sale securities	–	(1,479)
Maturity of available-for-sale securities	1,000	4,000
Net cash provided by investing activities	996	2,521

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market sale of stock, net of commissions and expenses	2,407	3,950
Proceeds from exercise of stock options	–	86
Payments on principal of financing lease	(276)	(193)
Net cash provided by financing activities	2,131	3,843

Net increase/(decrease) in cash and cash equivalents	(1,655)	2,215

Cash and cash equivalents at beginning of period	25,778	12,591

Cash and cash equivalents at end of period	$24,123	$14,806

Supplemental information:
Cash paid for interest	$21	$26
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

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

At March 31, 2025, the Company had cash and cash equivalents of approximately $24.1 million and working capital of approximately $21.7 million. The Company has generated only limited revenues since inception and has incurred recurring operating losses. Accordingly, it is subject to all the risks inherent in the initial organization, financing, expenditures, and scaling of a new business that is not generating positive cashflow.

On May 31, 2022, Atomera entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and Craig-Hallum Capital Group LLC (“Craig-Hallum”), as agents, under which the Company may offer and sell, from time to time at its sole discretion, shares of its $0.001 par value common stock in “at the market” offerings to or through the agents, having aggregate offering proceeds of up to $50.0 million (the “ATM”). During the three months ended March 31, 2025, the Company sold approximately 164,000 shares pursuant to the ATM at an average price per share of approximately $15.19, resulting in approximately $2.4 million of net proceeds to the Company after deducting commissions and other offering expenses. The Company’s ATM expired on March 18, 2025.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2025.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and its results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2024 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2025. These unaudited condensed financial statements should be read in conjunction with that report.

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

Adoption of Recent Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-08”). This new guidance requires entities on an annual basis disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The guidance applies to annual periods beginning after December 15, 2024 on a prospective basis, (early adoption is permitted). The Company adopted this standard on January 1, 2025 for the annual period ending December 31, 2025. While the standard requires additional disclosures, the adoption did not have a material impact on the Company’s financial position, results of operations or financial statement disclosures.

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03 (as clarified by ASU 2025-01 in January 2025), Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not believe ASU 2024-03 will have a material impact on its financial position, results of operations or financial statement disclosure.

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

The Company’s cash, cash equivalents and short-term investments classified by security type as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025
	Cost	Unrealized Gain/(Loss)	Accretion of Discount	Fair Value
Cash	$1	$–	$–	$1
Money market funds	24,122	–	–	24,122
Total	$24,123	$–	$–	$24,123

	December 31, 2024
	Cost	Unrealized Gain/(Loss)	Accretion of Discount	Fair Value
Cash	$1	$–	$–	$1
Money market funds	25,777	–	–	25,777
US agency bonds	976	1	18	995
Total	$26,754	$1	$18	$26,773

5.	REVENUE

The Company recognizes revenue in accordance with ASC 606. The amount of revenue that the Company recognizes reflects the consideration it expects to receive in exchange for goods or services and such revenue is recognized at the time when goods or services are transferred and/or delivered to its customers. Revenue is recognized when the Company satisfies a performance obligation by transferring the product or service to the customer, either at a point in time or over time. The Company usually recognizes revenue from integration service agreements and from manufacturing licenses at a point in time unless the agreements provide for customer acceptance in which case revenue is recognized over time. Revenue from MSTcad licenses is recognized over a period of time.

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition (in thousands):

	Three Months Ended March 31,
	2025	2024
Primary geographic markets
North America	$4	$18
Asia Pacific	–	–
Total	$4	$18

Timing of revenue recognition
Products and services transferred at a point in time	$–	$18
Products and services transferred over time	4	–
Total	$4	$18

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

Deferred Revenue

The Company records deferred revenue for customers that were issued invoices, but the Company has not yet recognized the revenue based on its revenue recognition policy. As of March 31, 2025, the Company did not have any deferred revenue to recognize in the future.

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock Options	3,582	3,670
Unvested restricted stock awards	423	620
Unvested restricted stock units	583	–
Total	4,588	4,290

7.	LEASES

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

Lease expense for operating leases consists of the lease payments recognized on a straight-line basis over the lease term. Expenses for financing leases consists of the amortization expenses recognized on a straight-line basis over the lease term and interest expense. The components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Financing lease costs:
Amortization of ROU assets	$251	$281
Interest on lease liabilities	21	39
Total financing lease costs	$272	$320

Operating lease costs
Fixed lease costs	$65	$66
Variable lease costs	1	–
Short-term lease costs	285	261
Total operating lease costs	$351	$327

Future minimum payments under non-cancellable leases as of March 31, 2025 were as follows (in thousands):

For the Year Ended December 31,	Financing leases	Operating leases
Remaining 2025	$994	$166
2026	479	23
Total future minimum lease payments	1,473	189
Less imputed interest	(46)	(5)
Total lease liability	$1,427	$184

The table below provides supplemental information and non-cash activity related to the Company’s operating and financing leases (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$102	$110
Cash paid for amounts included in the measurement of financing lease liabilities	$297	$219

The table above does not include short-term leases that are one-year or less. The weighted average remaining discount rate is 5.25% for the Company’s financing leases and 5.54% for the Company’s operating leases. The weighted average remaining lease term is 1.3 years for the financing lease and 0.9 years for operating leases.

8.	STOCK BASED COMPENSATION

In May 2017, the Company’s shareholders approved its 2017 Stock Incentive Plan (“2017 Plan”) after its 2007 Stock Incentive Plan (“2007 Plan”) had expired in March 2017. The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted shares and units. The 2017 Plan provides for the issuance of 3,750,000 shares of common stock. In May 2023, the Company’s shareholders approved its 2023 Stock Incentive Plan (“2023 Plan”). The 2023 plan provides for the issuance of 2,000,000 shares of common stock. All employees and employees of any subsidiary (including officers and directors who are also employees), as well as all of the nonemployee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2017 Plan and 2023 Plan. Generally, stock options, restricted stock and restricted stock units issued under the 2017 Plan and 2023 Plan vest over a period of one to three to four years from the date of grant. As of March 31, 2025, approximately 743,000 shares remain available for issuance under both available plans.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations for stock options, restricted stock and restricted stock units granted under the Company’s incentive plans (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$459	$377
General and administrative	599	583
Selling and marketing	(49)	64
Total	$1,009	$1,024

As of March 31,2025, there was approximately $9.4 million of total unrecognized compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.5 years.

Stock Options:

The weighted average grant date fair value per share of the options granted under the Company’s Plans was $4.98 for the three months ended March 31, 2024. There were no stock options issued in the three months ended March 31, 2025. The following table summarizes stock option activity during the three months ended March 31, 2025 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices per Share	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2025	3,793	$6.64
Forfeited	(167)	$3.50
Expired	(44)	$6.60
Outstanding at March 31, 2025	3,582	$6.79	3.90	$72
Exercisable at March 31, 2025	3,074	$6.74	3.16	$44

Restricted Stock Awards:

The Company has issued restricted stock awards to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. There were no restricted stock awards issued in the three months ended March 31, 2025. The following table summarizes all restricted stock award activity during the three months ended March 31, 2025 (in thousands except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2025	469	$7.17
Vested	(46)	$9.71
Outstanding non-vested shares at March 31, 2025	423	$6.89

Restricted Stock Units:

Beginning in January 2025, the Company began issuing restricted stock units (“RSUs”) to employees, directors and consultants and a portion of the RSUs issued are subject to time-based vesting and a portion are subject to performance-based vesting criteria. The fair value of time-based RSUs is based on the closing price on the day of grant and they vest over three to four years. Awards of performance-based restricted stock units by the Company have a performance period of one, two and three years with the vesting of each award tranche dependent on the Company’s Total Shareholder Return (“TSR”) relative to the TSR of companies in the Russell 2000 Index over that tranche’s performance period. The fair value for performance-based awards is fixed at the grant date using a Monte Carlo simulation and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of TSR achievement.

The weighted average grant date fair value per share of the RSUs granted was $7.81. The following table summarizes all restricted stock unit activity during the three months ended March 31, 2025 (in thousands except per share prices data):

	Time-Based Units	Performance- Based Units	Total Restricted Stock Units	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2025	–	–	–	$–
Granted	392	251	643	$7.81
Forfeited	(30)	(30)	(60)	$8.21
Outstanding at March 31, 2025	362	221	583	$7.77

9.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

The Company may be subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of March 31, 2025, or through the date these financial statements have been issued.

10.	EQUITY

On April 28, 2024, the Company sold 2,247 shares of its common stock to the Chief Executive Officer, Scott Bibaud, at a price of $4.45 per share, which was determined to be the fair market value on the date of the transaction. The total proceeds from the sale amounted to approximately $10,000.

11.	SEGMENT INFORMATION

The Company operates as a single operating segment. The Company's chief operating decision maker ("CODM") is its chief executive officer and chief financial officer who review financial information. The CODM uses total operating expense, operating margin and related impact on cash consumption to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the overall headcount, allocation of headcount, research and development expenditures, licensing and royalty rates offered to customers and capital expenditure commitments. The measure of assets is reported on the accompanying condensed balance sheets as total assets.

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024:

	Three Month Ended March 31,
	2025	2024
Revenue:	$4	$18
Less expenses(1):
Employee related expenses	1,787	1,823
Stock-based compensation	1,009	1,024
Tool related expenses	611	626
Consulting expenses	150	166
Metrology and other outsourced research expenses	461	196
Intellectual property related expenses	351	194
Other operating items(2)	1,098	1,023
Operating margin	(5,463)	(5,034)
Other income (expense), net	254	212
Net loss	$(5,209)	$(4,822)

(1)	Expenses classified as cost of revenue are included in the line items presented and not as a separate category.
(2)	Other operating expenses include items not listed above separately. These include travel and entertainment, professional development, information technology costs, office related costs, depreciation, other research and development costs, other sales and marketing costs and other general and administrative costs.

12.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Atomera Incorporated should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q. Statements in this Quarterly Report include forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 4, 2025. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Our commercialization strategy is to generate revenue through licensing arrangements whereby foundries, IDMs and fabless semiconductor manufacturers pay us a license fee for their right to use MST technology in the manufacture of silicon wafers as well as a royalty for each silicon wafer or device that incorporates our MST technology. We also license our MSTcad software to our customers for use in simulating the effects of using MST technology on their wafers and/or devices. To date, we have generated revenue from (i) licensing agreements with ST Microelectonics (ST) and Asahi Kasei Microdevices (AKM), both of which are IDMs, one fabless manufacturer and one foundry, (ii) a joint development agreement, or JDA, with a leading semiconductor provider, (iii) engineering services provided to foundries, IDMs and fabless companies and (iv) licensing MSTcad.

We were organized as a Delaware limited liability company under the name Nanovis LLC on November 26, 2001. On March 13, 2007, we converted to a Delaware corporation under the name Mears Technologies, Inc. On January 12, 2016, we changed our name to Atomera Incorporated.

On May 31, 2022, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc and Craig-Hallum Capital Group LLC, as agents, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate offering proceeds of up to $50.0 million in an “at-the-market” or ATM offering, to or through the agents. During the three months ended March 31, 2025, we sold approximately 164,000 shares pursuant to the ATM at an average price per share of approximately $15.19, resulting in approximately $2.4 million of net proceeds after deducting commissions and other offering expenses.

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

Revenue for the three months ended March 31, 2025 and 2024 was approximately $4,000 and $18,000 respectively. Our revenue consisted of MSTcad licensing and related consulting services revenue.

Cost of revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to provide deliverables that result in payment of success fees, delivery of wafers in connection with integration license agreements and consulting services provided for our MSTcad licenses. Cost of revenue is expensed when incurred and may not correspond with revenue earned in the same period. Cost of revenue was not recorded during the three months ended March 31, 2025. Cost of revenue for the three months ended March 31, 2025 and 2024 was $0 and approximately $3,000, respectively. We anticipate that our cost of revenue will vary substantially depending on the mix of license and engineering services revenues we receive and the nature of products and/or services delivered in each customer engagement.

Operating expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended March 31, 2025 and 2024, our operating expenses totaled approximately $5.5 million and $5.0 million, respectively.

Research and development expense. To date, our operations have focused on research, development, patent prosecution, and commercialization of our MST technology and related technologies such as MSTcad. Our research and development costs primarily consist of payroll and benefits costs for our engineering staff and costs of outsourced fabrication (including epi tool leases) and metrology of semiconductor wafers incorporating our MST technology.

For the three months ended March 31, 2025 and 2024, we incurred approximately $3.3 million and $2.9 million, respectively, of research and development expenses, an increase of approximately $397,000, or 14%. This increase was primarily due to increases in device fabrication costs of approximately $182,000, employee costs of approximately $90,000 and outside metrology increases of approximately $84,000.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs were approximately $2.1 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively, representing an increase of approximately $277,000, or 15%. The increase is primarily related to increases of approximately $174,000 in legal costs and fees related to our patent portfolio and approximately $56,000 in corporate legal expenses.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the three months ended March 31, 2025 and 2024 were approximately $124,000 and $350,000, respectively, representing a decrease of approximately $226,000, or 65%. The decrease in costs is primarily due to a reduction in headcount.

Interest income. Interest income for three months ended March 31, 2025 and 2024 was approximately $270,000 and $205,000, respectively. Interest income for the periods presented reflected interest earned on our cash, cash equivalents and short-term investments.

Accretion income. Accretion income for the three months ended March 31, 2025 and 2024 was approximately $6,000 and $46,000, respectively. Accretion income relates to the increase in value of our available-for-sale securities from the purchase date through the maturity date.

Interest expense. Interest expense for the three months ended March 31, 2025 and 2024 was approximately $21,000 and $39,000, respectively. Interest expense is related to the tool financing lease entered into in August 2021.

Other income (expense), net. Other expense for the three months ended March 31, 2025 and 2024 was approximately $1,000 and $0, respectively, and consisted of losses on foreign currency between the date of receipt of goods or services and the date the payment was made.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $4.8 million for the three months ended March 31, 2025 resulted primarily from our net loss of approximately $5.2 million and a decrease in our accrued payroll expenses of approximately $926,000, offset by approximately $1.0 million of stock-based compensation and an increase of approximately $269,000 in accounts payable.

Net cash used in operating activities of approximately $4.1 million for the three months ended March 31, 2024 resulted primarily from our net loss of approximately $4.8 million and payment of accrued payroll expenses of approximately $928,000, offset by approximately $1.0 million of stock-based compensation and approximately $550,000 of collected contracts receivable.

Net cash provided by investing activities of approximately $996,000 for the three months ended March 31, 2025 consisted primarily of the maturity of short-term available-for-sale investments.

Net cash provided by investing activities of approximately $2.5 million for the three months ended March 31, 2024 consisted primarily of the maturity of short-term available-for-sale investments, offset by the purchase of short-term available-for-sale investments.

Net cash provided by financing activities of approximately $2.1 million for the three months ended March 31, 2025 primarily related to the net proceeds from sales under our ATM, offset by the principal payments on our financing lease.

Net cash provided by financing activities of approximately $3.8 million for the three months ended March 31, 2024 primarily related to the net proceeds from sales under our ATM, offset by the principal payments on our financing lease.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of approximately $24.1 million and working capital of approximately $21.7 million. For the three months ended March 31, 2025 we had a net loss of approximately $5.2 million and used approximately $4.8 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

During the three months ended March 31, 2025, we sold approximately 164,000 shares of common stock pursuant to the ATM at an average price per share of approximately $15.19, resulting in approximately $2.4 million of net proceeds to the Company after deducting commissions and other offering expenses.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates from those included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 4, 2025.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2025 because of the material weakness described below.

Changes in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, management previously identified a material weakness in our internal controls because we did not design and implement effective controls over the review and approval of journal entries into our general ledger. We have implemented enhanced controls during the three months ended March 31, 2025 to review and approve journal entries and are currently testing the operational effectiveness of these controls.

PART II. Other Information

Item 1A. Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 4, 2025.

Item 5. Other Information

The table below summarizes the terms of arrangements adopted or terminated by officers or directors during the three months ended March 31, 2025. All of the trading arrangements listed below are intended to satisfy the affirmative defense conditions of Rule 10b5-1c.

Name and Position	Adoption or Termination Date	Total Number of Shares to be Sold (1)	Expiration Date
Robert Mears,	Amended	Up to 25,122	September 10, 2025
Chief Technology Officer	March 12, 2025

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATOMERA INCORPORATED.

Date: May 7, 2025	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: May 7, 2025	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

