Form 10-Q
period 2025-06-30
Atomera Inc
filed 2025-08-05
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of July 29, 2025 is 31,482,756.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$22,026	$25,778
Short-term investments	–	995
Accounts receivable	–	6
Interest receivable	63	73
Prepaid expenses and other current assets	659	240
Total current assets	22,748	27,092

Property and equipment, net	50	59
Long-term prepaid maintenance and supplies	30	91
Security deposit	14	14
Operating lease right-of-use asset	155	280
Financing lease right-of-use-asset	1,087	1,588

Total assets	$24,084	$29,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$665	$492
Accrued expenses	207	239
Accrued payroll-related expenses	649	1,328
Current operating lease liability	124	260
Current financing lease liability	1,148	1,253
Deferred revenue	–	4
Total current liabilities	2,793	3,576

Long-term operating lease liability	–	22
Long-term financing lease liability	–	449

Total liabilities	2,793	4,047

Commitments and contingencies (see Note 9)	–	–

Stockholders’ equity:
Preferred stock $0.001 par value, authorized 2,500 shares; none issued and outstanding as of June 30, 2025 and December 31, 2024	–	–
Common stock: $0.001 par value, authorized 47,500 shares; 31,090 shares issued and outstanding as of June 30, 2025; and 30,540 shares issued and outstanding as of December 31, 2024	31	31
Additional paid in capital	252,956	246,565
Other comprehensive income	–	1
Accumulated deficit	(231,696)	(221,520)
Total stockholders’ equity	21,291	25,077
Total liabilities and stockholders’ equity	$24,084	$29,124

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$–	$72	$4	$90
Cost of revenue	(62)	(74)	(62)	(107)
Gross (loss) margin	(62)	(2)	(58)	(17)

Operating expenses
Research and development	3,004	2,589	6,259	5,447
General and administrative	2,048	1,832	4,136	3,643
Selling and marketing	141	207	265	557
Total operating expenses	5,193	4,628	10,660	9,647

Loss from operations	(5,255)	(4,630)	(10,718)	(9,664)

Other income (expense)
Interest income	234	185	504	390
Accretion income	–	47	6	93
Interest expense	(18)	(35)	(39)	(74)
Other income, net	72	72	71	72
Total other income (expense), net	288	269	542	481

Net loss	$(4,967)	$(4,361)	$(10,176)	$(9,183)

Net loss per common share, basic	$(0.17)	$(0.16)	$(0.34)	$(0.35)
Net loss per common share, diluted	$(0.17)	$(0.16)	$(0.34)	$(0.35)

Weighted average number of common shares outstanding, basic	30,397	26,467	30,321	26,253
Weighted average number of common shares outstanding, diluted	30,397	26,467	30,321	26,253

The accompanying notes are an integral part of these condensed financial statements.

4

Atomera Incorporated

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(4,967)	$(4,361)	$(10,176)	$(9,183)
Unrealized gain (loss) on available-for-sale securities	–	(6)	(1)	(7)
Net loss	$(4,967)	$(4,367)	$(10,177)	$(9,190)

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance January 1, 2025	30,540	$31	$246,565	$1	$(221,520)	$25,077
Stock-based compensation	–	–	1,009	–	–	1,009
At-the-market sale of stock, net of commissions and expenses	164	–	2,407	–	–	2,407
Net loss	–	–	–	–	(5,209)	(5,209)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(1)	–	(1)
Balance March 31, 2025	30,704	$31	$249,981	$–	$(226,729)	$23,283
Stock-based compensation	28	–	1,278	–	–	1,278
Stock option exercises	173	–	905			905
At-the-market sale of stock, net of commissions and expenses	185	–	792	–	–	792
Net loss	–	–	–	–	(4,967)	(4,967)
Balance June 30, 2025	31,090	$31	$252,956	$–	$(231,696)	$21,291

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance January 1, 2024	26,107	$26	$221,229	$–	$(203,085)	$18,170
Stock-based compensation	275	–	1,024	–	–	1,024
Stock option exercises	13	–	86	–	–	86
Forfeiture of restricted stock issuance	(20)	–	–	–	–	–
At-the-market sale of stock, net of commissions and expenses	510	1	3,949	–	–	3,950
Net loss	–	–	–	–	(4,822)	(4,822)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(1)	–	(1)
Balance March 31, 2024	26,885	$27	$226,288	$(1)	$(207,907)	$18,407
Stock-based compensation	65	–	987	–	–	987
Forfeiture of restricted stock issuance	(11)	–	–	–	–	–
At-the-market sale of stock, net of commissions and expenses	669	1	2,441	–	–	2,442
Other sale	2	–	10	–	–	10
Net loss	–	–	–	–	(4,361)	(4,361)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(6)	–	(6)
Balance June 30, 2024	27,610	$28	$229,726	$(7)	$(212,268)	$17,479

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,176)	$(9,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24	30
Operating lease right of use asset amortization	125	116
Financing lease right of use asset amortization	501	562
Stock-based compensation	2,287	2,011
Change in unrealized gain (loss) on cash equivalents	–	(1)
Net accretion of discounts on available-for-sale securities	(6)	(87)
Changes in operating assets and liabilities:
Accounts receivable	6	(6)
Unbilled contracts receivable	–	550
Interest receivable	10	14
Prepaid and other current assets	(358)	(335)
Accounts payable	173	(70)
Accrued expenses	(32)	27
Accrued payroll expenses	(679)	(788)
Operating lease liability	(158)	(166)
Deferred revenue	(4)	13
Net cash used in operating activities	(8,287)	(7,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(14)	(6)
Purchase of available-for-sale securities	–	(4,290)
Maturity of available-for-sale securities	1,000	7,500
Net cash provided by investing activities	986	3,204

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market sale of stock, net of commissions and expenses	3,199	6,392
Proceeds from exercise of stock options	905	86
Proceeds from stock sale	–	10
Payments on principal of financing lease	(555)	(486)
Net cash provided by financing activities	3,549	6,002

Net increase/(decrease) in cash and cash equivalents	(3,752)	1,893

Cash and cash equivalents at beginning of period	25,778	12,591

Cash and cash equivalents at end of period	$22,026	$14,484

Supplemental information:
Cash paid for interest	$39	$63
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

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

At June 30, 2025, the Company had cash and cash equivalents of approximately $22.0 million and working capital of approximately $20.0 million. The Company has generated only limited revenues since inception and has incurred recurring operating losses. Accordingly, it is subject to all the risks inherent in the initial organization, financing, expenditures, and scaling of a new business that is not generating positive cashflow.

On May 31, 2022, Atomera entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and Craig-Hallum Capital Group LLC (“Craig-Hallum”), as agents, under which the Company offered and sold, from time to time at its sole discretion, shares of its $0.001 par value common stock in an at the market offering to or through the agents, having aggregate offering proceeds of up to $50.0 million (the “2022 ATM”). The 2022 ATM Facility expired on March 18, 2025.

On May 27, 2025, Atomera entered into an Equity Distribution Agreement with Craig-Hallum as agent, under which the Company may offer and sell, from time to time at its sole discretion, shares of its $0.001 par value common stock in an at-the-market offering to or through the agent, having aggregate offering proceeds of up to $50.0 million (the “2025 ATM”). During the three months ended June 30, 2025 the Company sold approximately 185,000 shares of common stock pursuant to 2025 ATM at an average price per share of approximately $5.21 resulting in approximately $792,000 in net proceeds to the Company after deducting commissions and other offering expenses.

During the six months ended June 30, 2025, the Company sold approximately 349,000 shares pursuant to the 2022 ATM and the 2025 ATM at an average price per share of approximately $9.89, resulting in approximately $3.2 million of net proceeds to the Company after deducting commissions and other offering expenses.

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and six months ended June 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and its results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2024 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2025. These unaudited condensed financial statements should be read in conjunction with that report.

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

Adoption of Recent Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This new guidance requires entities on an annual basis disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The guidance applies to annual periods beginning after December 15, 2024 on a prospective basis, (early adoption is permitted). The Company adopted this standard on January 1, 2025 for the annual period ending December 31, 2025. While the standard requires additional disclosures, the adoption did not have a material impact on the Company’s financial position, results of operations or financial statement disclosures.

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03 (as clarified by ASU 2025-01 in January 2025), Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses) (“ASU 2023-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not believe ASU 2024-03 will have a material impact on its financial position, results of operations or financial statement disclosure.

In May 2025, the FASB issued ASU 2025-04 “Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer” (“ASU 2025-04”) which clarifies the guidance on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer, with the intent to reduce diversity in practice and improve existing guidance by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. It also clarifies the guidance in Topic 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer “regardless of whether an award’s grant date has occurred”. ASU 2025-04 will be effective for the annual periods beginning after December 15, 2026 with early adoption permitted. The Company does not believe ASU 2025-04 will have a material impact on its financial position, results of operations or financial statement disclosure.

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

The Company’s cash, cash equivalents and short-term investments classified by security type as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025
	Cost	Unrealized Gain/(Loss)	Accretion of Discount	Fair Value
Cash	$381	$–	$–	$381
Money market funds	21,645	–	–	21,645
Total	$22,026	$–	$–	$22,026

	December 31, 2024
	Cost	Unrealized Gain/(Loss)	Accretion of Discount	Fair Value
Cash	$1	$–	$–	$1
Money market funds	25,777	–	–	25,777
US agency bonds	976	1	18	995
Total	$26,754	$1	$18	$26,773

5.	REVENUE

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

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Primary geographic markets
North America	$–	$72	$4	$90
Asia Pacific	–	–	–	–
Total	$–	$72	$4	$90

Timing of revenue recognition
Products and services transferred at a point in time	$–	$50	$–	$50
Products and services transferred over time	–	22	4	40
Total	$–	$72	$4	$90

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

Deferred Revenue

The Company records deferred revenue for customers that were issued invoices, but from which the Company has not yet recognized the revenue based on its revenue recognition policy. As of June 30, 2025, the Company did not have any deferred revenue to recognize in the future.

6.	BASIC AND DILUTED LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding and the dilutive common stock equivalent shares outstanding during the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options and (ii) vesting of restricted stock units and (iii) restricted stock awards, are only included in the calculation of diluted net loss per share when their effect is dilutive. Since the Company has had net losses for all periods presented, all potentially dilutive securities are anti-dilutive. Accordingly, basic and diluted net loss per share are equal.

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Six Months Ended June 30,
	2025	2024
Stock Options	3,323	3,613
Unvested restricted stock units	635	–
Unvested restricted stock awards	318	567
Total	4,276	4,180

7.	LEASES

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

Lease expense for operating leases consists of the lease payments recognized on a straight-line basis over the lease term. Expenses for financing leases consists of the amortization expenses recognized on a straight-line basis over the lease term and interest expense. The components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Financing lease costs:
Amortization of ROU assets	$250	$281	$501	$562
Interest on lease liabilities	18	35	39	74
Total financing lease costs	$268	$316	$540	$636

Operating lease costs:
Fixed lease costs	$66	$65	$131	$131
Variable lease costs	1	–	2	–
Short-term lease costs	286	261	571	522
Total operating lease costs	$353	$326	$704	$653

Future minimum payments under non-cancellable leases as of June 30, 2025 were as follows (in thousands):

For the Year Ended December 31,	Financing leases	Operating leases
Remaining 2025	$697	$104
2026	479	23
Total future minimum lease payments	1,176	127
Less imputed interest	(28)	(3)
Total lease liability	$1,148	$124

The table below provides supplemental information and non-cash activity related to the Company’s operating and financing leases are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$62	$61	$164	$171
Cash paid for amounts included in the measurement of financing liabilities	$297	$330	$594	$549

The table above does not include short-term leases that are one-year or less. The weighted average remaining discount rate is 5.25% for the Company’s financing leases and 5.54% for the Company’s operating leases. The weighted average remaining lease term is 1.1 years for the financing lease and 0.6 years for operating leases.

8.	STOCK BASED COMPENSATION

In May 2017, the Company’s shareholders approved its 2017 Stock Incentive Plan (“2017 Plan”) after its 2007 Stock Incentive Plan (“2007 Plan”) had expired in March 2017. The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted shares of common stock and restricted stock units. The 2017 Plan provides for the issuance of 3,750,000 shares of common stock. In May 2023, the Company’s shareholders approved its 2023 Stock Incentive Plan (“2023 Plan”). The 2023 plan provides for the issuance of 2,000,000 shares of common stock. In May 2025, Company’s shareholders approved an amendment to the 2023 Plan, adding an additional 1,750,000 shares to this plan. All employees (including officers and directors who are also employees), as well as all of the nonemployee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2017 Plan and 2023 Plan. Generally, stock options, restricted stock and restricted stock units issued under the 2017 Plan and 2023 Plan vest over a period of one to four years from the date of grant. As of June 30, 2025, approximately 2.5 million shares remain available for issuance under both available plans.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations for stock options, restricted stock awards and restricted stock units granted under the Company’s incentive plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$536	$398	$995	$775
General and administrative	740	525	1,339	1,108
Selling and marketing	2	64	(47)	128
Total	$1,278	$987	$2,287	$2,011

As of June 30, 2025, there was approximately $8.7 million of total unrecognized compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Stock Options:

The weighted average grant date fair value per share of the options granted under the Company’s Plans was $5.00 for the three and six months ended June 30, 2025. The weighted average grant date fair value per share of the options granted under the Company’s Plans was $3.92 and $4.97 for the three and six months ended June 30, 2024, respectively. The following table summarizes stock option activity during the six months ended June 30, 2025 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices per Share	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2025	3,793	$6.64
Granted	2	$5.78
Exercised	(173)	$5.23
Forfeited	(167)	$3.50
Expired	(132)	$5.99
Outstanding at June 30, 2025	3,323	$6.90	3.89	$881
Exercisable at June 30, 2025	2,870	$6.89	3.20	$830

Restricted Stock Awards:

The Company has issued restricted stock awards to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. There were no restricted stock awards issued in the six months ended June 30, 2025. The following table summarizes all restricted stock award activity during the six months ended June 30, 2025 (in thousands except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2025	469	$7.17
Vested	(151)	$7.01
Outstanding non-vested shares at June 30, 2025	318	$7.24

Restricted Stock Units:

Beginning in January 2025, the Company began issuing restricted stock units (“RSUs”) to employees, directors and consultants and a portion of the RSUs issued are subject to time-based vesting and a portion are subject to performance-based vesting criteria. The fair value of time-based RSUs is based on the closing price on the day of grant and they vest over zero to four years. Awards of performance-based restricted stock units by the Company have a performance period of one, two and three years with the vesting of each award tranche dependent on the Company’s Total Shareholder Return (“TSR”) relative to the TSR of companies in the Russell 2000 Index over that tranche’s performance period. The fair value for performance-based awards is fixed at the grant date using a Monte Carlo simulation and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of TSR achievement.

The weighted average grant date fair value per share of the RSUs granted was $7.75. The following table summarizes all restricted stock unit activity during the six months ended June 30, 2025 (in thousands except per share prices data):

	Time-Based Units	Performance- Based Units	Total Restricted Stock Units	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2025	–	–	–	$–
Granted	471	251	722	$7.75
Vested	(27)	–	(27)	$6.33
Forfeited	(30)	(30)	(60)	$8.21
Outstanding at June 30, 2025	414	221	635	$7.76

9.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

The Company may be subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of June 30, 2025, or through the date these financial statements have been issued.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$–	$72	$4	$90
Less expenses (1):
Employee related expenses	1,516	1,384	3,303	3,207
Stock-based compensation	1,278	987	2,287	2,011
Tool related expenses	611	626	1,222	1,251
Consulting expenses	107	225	256	391
Metrology and other outsourced research expenses	441	254	902	449
Intellectual property related expenses	302	380	653	573
Other operating items(2)	1,000	846	2,099	1,872
Operating margin	(5,255)	(4,630)	(10,718)	(9,664)
Other income (expense), net	288	269	542	481
Net loss	$(4,967)	$(4,361)	$(10,176)	$(9,183)

(1)	Expenses classified as cost of revenue are included in the line items presented and not as a separate category.
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

Since June 30, 2025, the Company has issued approximately 393,000 additional shares through its ATM offering at an average price per share of $5.23 resulting in additional net proceeds of approximately $2.0 million, after deductions of commissions and expenses.

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

On May 31, 2022, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and Craig-Hallum Capital Group LLC (“Craig-Hallum”), as agents, under which we offered and sold, from time to time at our sole discretion, shares of our common stock in an at the market offering to or through the agents, having aggregate offering proceeds of up to $50.0 million (the “2022 ATM”). The 2022 ATM expired on March 18, 2025.

On May 27, 2025, we entered into an Equity Distribution Agreement Craig-Hallum as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock in an “at-the-market” offering, (“2025 ATM”) to or through the agent, having aggregate offering proceeds of up to $50.0 million. During the three months ended June 30, 2025, we sold approximately 185,000 shares pursuant to the 2025 ATM at an average price per share of approximately $5.21, resulting in approximately $792,000 of net proceeds to us after deducting commissions and other offering expenses.

During the six months ended June 30, 2025, we sold approximately 349,000 shares pursuant to the 2022 ATM and the 2025 ATM at an average price per share of approximately $9.89, resulting in approximately $3.2 million of net proceeds to us after deducting commissions and other offering expenses.

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

Revenue for the three and six months ended June 30, 2025 was approximately $0 and $4,000, respectively. Our revenue consisted of MSTcad licensing and related consulting services revenue. Revenue for the three and six months ended June 30, 2024 was approximately $72,000 and $90,000, respectively. Our revenue in 2024 consisted of MSTcad license revenue, consulting services related to MSTcad and the delivery of MST wafers.

Cost of revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to provide deliverables that result in payment of success fees, delivery of wafers in connection with integration license agreements and consulting services provided for our MSTcad licenses. Cost of revenue is expensed when incurred and may not correspond with revenue earned in the same period. Cost of revenue for the three and six months ended June 30, 2025 was $62,000 for each period. Cost of revenue for the three and six months ended June 30, 2024 was $74,000 and $107,000, respectively. We anticipate that our cost of revenue will vary substantially depending on the mix of license and engineering services revenues we receive and the nature of products and/or services delivered in each customer engagement.

Operating expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended June 30, 2025 and 2024, our operating expenses totaled approximately $5.2 million and $4.6 million, respectively. For the six months ended June 30, 2025 and 2024, our operating expenses totaled approximately $10.7 million and $9.6 million, respectively.

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

For the three months ended June 30, 2025 and 2024, we incurred approximately $3.0 million and $2.6 million, respectively, of research and development expenses, an increase of approximately $415,000, or 16%. This increase was primarily due to increases in device fabrication costs of approximately $136,000, employee costs of approximately $125,000 and stock-based compensation expenses of approximately $137,000.

For the six months ended June 30, 2025 and 2024, we incurred approximately $6.3 million and $5.4 million, respectively, of research and development expenses, an increase of approximately $812,000, or 15%. This increase was primarily due to increases in device fabrication costs of approximately $317,000, employee costs of approximately $216,000 and stock-based compensation expenses of approximately $219,000.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs were approximately $2.0 million and $1.8 million for the three months ended June 30, 2025 and 2024, respectively, representing an increase of approximately $216,000, or 12%. The increase is primarily related to increases of approximately $215,000 in stock-based compensation expenses.

General and administrative costs were approximately $4.1 million and $3.6 million for the six months ended June 30, 2025 and 2024, respectively, representing an increase of approximately $493,000, or 14%. The increase is primarily related to increases of approximately $231,000 in stock-based compensation expenses, approximately $97,000 in corporate legal fees and approximately $80,000 in intellectual property related expenses related to our patent portfolio.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the three months ended June 30, 2025 and 2024 were approximately $141,000 and $207,000, respectively, representing a decrease of approximately $66,000, or 32%. The decrease in costs is primarily due to a reduction in headcount.

Selling and marketing expenses for the six months ended June 30, 2025 and 2024 were approximately $265,000 and $557,000, respectively, representing a decrease of approximately $292,000, or 52%. The decrease in costs is primarily due to a reduction in headcount.

Interest income. Interest income for the three months ended June 30, 2025 and 2024 was approximately $234,000 and $185,000, respectively. Interest income for the six months ended June 30, 2025 and 2024 was approximately $504,000 and $390,000, respectively. Interest income reflects interest earned on our cash, cash equivalents and short-term investments and are impacted by current interest rates and average balances over the periods presented.

Accretion income. Accretion income for the three and six months ended June 30, 2025 was approximately $0 and $6,000, respectively. Accretion income for the three and six months ended June 30, 2024 was approximately $47,000 and $93,000, respectively. Accretion income relates to the increase in value of our available-for-sale securities from the purchase date through the maturity date. As of June 30, 2025, our cash and cash equivalents are held as cash and mutual funds.

Interest expense. Interest expense for the three months ended June 30, 2025 and 2024 was approximately $18,000 and $35,000, respectively. Interest expense for the six months ended June 30, 2025 and 2024 was approximately $39,000 and $74,000, respectively. Interest expense is related to the tool financing lease entered into in August 2021.

Other income (expense), net. Other income for the three months ended June 30, 2025 and 2024 was approximately $71,000 and $72,000 respectively, and for the six months ended June 30, 2025 and 2024 was approximately $71,000 and $72,000, respectively. For all periods presented, these amounts consist primarily of a refundable state research and development tax credit, net of filing costs and tax consulting services.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $8.3 million for the six months ended June 30, 2025 resulted primarily from our net loss of approximately $10.2 million and a decrease in our accrued payroll expenses of approximately $979,000, offset by approximately $2.3 million of stock-based compensation.

Net cash used in operating activities of approximately $7.3 million for the six months ended June 30, 2024 resulted primarily from our net loss of approximately $9.2 million offset by approximately $2.0 million of stock-based compensation.

Net cash provided by investing activities of approximately $986,000 for the six months ended June 30, 2025 consisted primarily of the maturity of short-term available-for-sale investments.

Net cash provided by investing activities of approximately $3.2 million for the six months ended June 30, 2024 consisted primarily of the maturity of short-term available-for-sale investments, offset by the purchase of short-term available-for-sale investments.

Net cash provided by financing activities of approximately $3.5 million for the six months ended June 30, 2025 primarily related to the net proceeds from sales under our ATM and stock option exercises, offset by the principal payments on our financing lease.

Net cash provided by financing activities of approximately $6.0 million for the six months ended June 30, 2024 primarily related to the net proceeds from our ATM offering, offset by the principal payments on our financing lease.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of approximately $22.0 million and working capital of approximately $20.0 million. For the six months ended June 30, 2025 we had a net loss of approximately $10.2 million and used approximately $8.3 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

During the three months ended June 30, 2025, we sold approximately 185,000 shares of commons stock pursuant to the 2025 ATM at an average price per share of approximately $5.21, resulting in approximately $792,000 of net proceeds to the Company after deducting commissions and other offering expenses.

During the six months ended June 30, 2025, we sold approximately 349,000 shares pursuant to the 2022 ATM and the 2025 ATM at an average price per share of approximately $9.89, resulting in approximately $3.2 million of net proceeds to us after deducting commissions and other offering expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2025 because of the material weakness described below.

Changes in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, management previously identified a material weakness in our internal controls because we did not design and implement effective controls over the review and approval of journal entries into our general ledger. In 2025, we began implementing enhanced controls to review and approve journal entries and are currently testing the operational effectiveness of these controls. Otherwise, there have not been any changes to our internal controls over financial reporting (as defined by Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 4, 2025.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ATOMERA INCORPORATED.

Date: August 5, 2025	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: August 5, 2025	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

