Form 10-Q
period 2025-09-30
Atomera Inc
filed 2025-10-29
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of October 23, 2025 is 31,681,033.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$20,322	$25,778
Short-term investments	–	995
Accounts receivable	137	6
Interest receivable	64	73
Prepaid expenses and other current assets	517	240
Total current assets	21,040	27,092

Property and equipment, net	51	59
Long-term prepaid maintenance and supplies	–	91
Security deposit	14	14
Operating lease right-of-use asset	92	280
Financing lease right-of-use-asset	744	1,588

Total assets	$21,941	$29,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$617	$492
Accrued expenses	244	239
Accrued payroll-related expenses	1,112	1,328
Current operating lease liability	64	260
Current financing lease liability	730	1,253
Deferred revenue	144	4
Total current liabilities	2,911	3,576

Long-term operating lease liability	–	22
Long-term financing lease liability	–	449

Total liabilities	2,911	4,047

Commitments and contingencies (see Note 9)	–	–

Stockholders’ equity:
Preferred stock $0.001 par value, authorized 2,500 shares; none issued and outstanding as of September 30, 2025 and December 31, 2024	–	–
Common stock: $0.001 par value, authorized 47,500 shares; 31,510 shares issued and outstanding as of September 30, 2025; and 30,540 shares issued and outstanding as of December 31, 2024	32	31
Additional paid in capital	256,267	246,565
Other comprehensive income	–	1
Accumulated deficit	(237,269)	(221,520)
Total stockholders’ equity	19,030	25,077
Total liabilities and stockholders’ equity	$21,941	$29,124

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$11	$22	$15	$112
Cost of revenue	(128)	(3)	(190)	(110)
Gross (loss) margin	(117)	19	(175)	2

Operating expenses
Research and development	3,304	2,759	9,563	8,206
General and administrative	2,165	1,812	6,301	5,455
Selling and marketing	207	248	472	805
Total operating expenses	5,676	4,819	16,336	14,466

Loss from operations	(5,793)	(4,800)	(16,511)	(14,464)

Other income (expense)
Interest income	232	176	736	566
Accretion income	–	59	6	152
Interest expense	(12)	(30)	(51)	(104)
Other income, net	–	–	71	72
Total other income (expense), net	220	205	762	686

Net loss	$(5,573)	$(4,595)	$(15,749)	$(13,778)

Net loss per common share, basic	$(0.17)	$(0.17)	$(0.51)	$(0.52)
Net loss per common share, diluted	$(0.17)	$(0.17)	$(0.51)	$(0.52)

Weighted average number of common shares outstanding, basic	31,128	27,406	30,593	26,640
Weighted average number of common shares outstanding, diluted	31,128	27,406	30,593	26,640

The accompanying notes are an integral part of these condensed financial statements.

4

Atomera Incorporated

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(5,573)	$(4,595)	$(15,749)	$(13,778)
Unrealized gain (loss) on available-for-sale securities	–	9	(1)	2
Net loss	$(5,573)	$(4,586)	$(15,750)	$(13,776)

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance January 1, 2025	30,540	$31	$246,565	$1	$(221,520)	$25,077
Stock-based compensation	–	–	1,009	–	–	1,009
At-the-market sale of stock, net of commissions and expenses	164	–	2,407	–	–	2,407
Net loss	–	–	–	–	(5,209)	(5,209)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(1)	–	(1)
Balance March 31, 2025	30,704	$31	$249,981	$–	$(226,729)	$23,283
Stock-based compensation	28	–	1,278	–	–	1,278
Stock option exercises	173	–	905	–	–	905
At-the-market sale of stock, net of commissions and expenses	185	–	792	–	–	792
Net loss	–	–	–	–	(4,967)	(4,967)
Balance June 30, 2025	31,090	$31	$252,956	$–	$(231,696)	$21,291
Stock-based compensation	27	–	1,342	–	–	1,342
At-the-market sale of stock, net of commissions and expenses	393	1	1,969	–	–	1,970
Net loss	–	–	–	–	(5,573)	(5,573)
Balance September 30, 2025	31,510	$32	$256,267	$–	$(237,269)	$19,030

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance January 1, 2024	26,107	$26	$221,229	$–	$(203,085)	$18,170
Stock-based compensation	275	–	1,024	–	–	1,024
Stock option exercises	13	–	86	–	–	86
Forfeiture of restricted stock issuance	(20)	–	–	–	–	–
At-the-market sale of stock, net of commissions and expenses	510	1	3,949	–	–	3,950
Net loss	–	–	–	–	(4,822)	(4,822)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(1)	–	(1)
Balance March 31, 2024	26,885	$27	$226,288	$(1)	$(207,907)	$18,407
Stock-based compensation	65	–	987	–	–	987
Forfeiture of restricted stock issuance	(11)	–	–	–	–	–
At-the-market sale of stock, net of commissions and expenses	669	1	2,441	–	–	2,442
Other sale	2	–	10	–	–	10
Net loss	–	–	–	–	(4,361)	(4,361)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(6)	–	(6)
Balance June 30, 2024	27,610	$28	$229,726	$(7)	$(212,268)	$17,479
Stock-based compensation	–	–	907	–	–	907
Forfeiture of restricted stock issuance	(12)	–	–	–	–	–
At-the-market sale of stock, net of commissions and expenses	691	–	2,093	–	–	2,093
Net loss	–	–	–	–	(4,595)	(4,595)
Unrealized gain (loss) on available-for-sale securities	–	–	–	9	–	9
Balance September 30, 2024	28,289	$28	$232,726	$2	$(216,863)	$15,893

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(15,749)	$(13,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35	42
Operating lease right of use asset amortization	188	176
Financing lease right of use asset amortization	726	823
Stock-based compensation	3,629	2,918
Net accretion of discounts on available-for-sale securities	(6)	(135)
Changes in operating assets and liabilities:
Accounts receivable	(131)	(6)
Unbilled contracts receivable	–	550
Interest receivable	10	34
Prepaid and other current assets	(186)	(144)
Accounts payable	124	(11)
Accrued expenses	5	(50)
Accrued payroll expenses	(216)	(414)
Operating lease liability	(218)	(221)
Deferred revenue	140	8
Net cash used in operating activities	(11,649)	(10,208)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(27)	(6)
Purchase of available-for-sale securities	–	(5,268)
Maturity of available-for-sale securities	1,000	8,750
Net cash provided by investing activities	973	3,476

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market sale of stock, net of commissions and expenses	5,169	8,485
Proceeds from exercise of stock options	905	86
Proceeds from stock sale	–	10
Payments on principal of financing lease	(854)	(683)
Net cash provided by financing activities	5,220	7,898

Net increase/(decrease) in cash and cash equivalents	(5,456)	1,166

Cash and cash equivalents at beginning of period	25,778	12,591

Cash and cash equivalents at end of period	$20,322	$13,757

Supplemental information:
Cash paid for interest	$51	$85
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

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

At September 30, 2025, the Company had cash and cash equivalents of approximately $20.3 million and working capital of approximately $18.1 million. The Company has generated only limited revenues since inception and has incurred recurring operating losses. Accordingly, it is subject to all the risks inherent in the initial organization, financing, expenditures, and scaling of a new business that is not generating positive cashflow.

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

On May 27, 2025, Atomera entered into an Equity Distribution Agreement with Craig-Hallum as agent, under which the Company may offer and sell, from time to time at its sole discretion, shares of its $0.001 par value common stock in an at-the-market offering to or through the agent, having aggregate offering proceeds of up to $50.0 million (the “2025 ATM”). During the three months ended September 30, 2025 the Company sold approximately 393,000 shares of common stock pursuant to 2025 ATM at an average price per share of approximately $5.23 resulting in approximately $2.0 million in net proceeds to the Company after deducting commissions and other offering expenses.

During the nine months ended September 30, 2025, the Company sold approximately 742,000 shares pursuant to the 2022 ATM and the 2025 ATM at an average price per share of approximately $7.42, resulting in approximately $5.2 million of net proceeds to the Company after deducting commissions and other offering expenses.

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and its results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2024 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2025. These unaudited condensed financial statements should be read in conjunction with that report.

Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly-liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Cash equivalents may be invested in money market funds or U.S. agency bonds. Cash and cash equivalents are carried at cost, which approximates their fair value.

The Company may also purchase short-term investments comprised of U.S. treasury bills and agency bonds with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the condensed balance sheets and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss).

Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income, net in the condensed statements of operations when incurred. Unrealized gains and losses are included in other comprehensive income (loss) on the condensed balance sheets.

Adoption of Recent Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This new guidance requires entities on an annual basis to disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The guidance applies to annual periods beginning after December 15, 2024 on a prospective basis, (early adoption is permitted). The Company adopted this standard on January 1, 2025 for the annual period ending December 31, 2025. While the standard requires additional disclosures, the adoption did not have a material impact on the Company’s financial position, results of operations or financial statement disclosures.

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

In May 2025, the FASB issued ASU 2025-04 Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”) which clarifies the guidance on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer, with the intent to reduce diversity in practice and improve existing guidance by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. It also clarifies the guidance in Topic 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer “regardless of whether an award’s grant date has occurred”. ASU 2025-04 will be effective for the annual periods beginning after December 15, 2026 with early adoption permitted. The Company does not believe ASU 2025-04 will have a material impact on its financial position, results of operations or financial statement disclosure.

In September 2025, the FASB issued ASU 2025-06 Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments require that an entity capitalize software costs when both: management has authorized and committed to funding the software project; and it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 will be effective for the annual periods beginning after December 15, 2027. The Company does not believe ASU 2025-04 will have a material impact on its financial position, results of operations or financial statement disclosure.

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

The Company’s cash, cash equivalents and short-term investments classified by security type as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025
	Cost	Unrealized Gain/(Loss)	Accretion of Discount	Fair Value
Cash	$260	$–	$–	$260
Mutual funds	20,062	–	–	20,062
Total	$20,322	$–	$–	$20,322

	December 31, 2024
	Cost	Unrealized Gain/(Loss)	Accretion of Discount	Fair Value
Cash	$1	$–	$–	$1
Mutual funds	25,777	–	–	25,777
US agency bonds	976	1	18	995
Total	$26,754	$1	$18	$26,773

5.	REVENUE

The Company recognizes revenue in accordance with ASC 606. The amount of revenue that the Company recognizes reflects the consideration it expects to receive in exchange for goods or services and such revenue is recognized at the time when goods or services are transferred and/or delivered to its customers. Revenue is recognized when the Company satisfies a performance obligation by transferring the product or service to the customer, either at a point in time or over time.. Revenue from MSTcad licenses is recognized over a period of time.

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Primary geographic markets
North America	$11	$22	$15	$112
Asia Pacific	–	–	–	–
Total	$11	$22	$15	$112

Timing of revenue recognition
Products and services transferred at a point in time	$11	$–	$11	$50
Products and services transferred over time	–	22	4	62
Total	$11	$22	$15	$112

Unbilled contracts receivable

Timing of revenue recognition may differ from the timing of invoicing customers. Accounts receivable includes amounts billed and currently due from customers. Unbilled contracts receivable represents unbilled amounts expected to be received from customers in future periods, where the revenue recognized to date exceeds the amount billed, and the right to receive payment is subject to the underlying contractual terms. Unbilled contracts receivable amounts may not exceed their net realizable value and are classified as long-term assets if the payments are expected to be received more than one year from the reporting date. The Company had no unbilled contracts receivable as of September 30, 2025.

Deferred Revenue

The Company records deferred revenue for customers that were issued invoices, but from which the Company has not yet recognized the revenue based on its revenue recognition policy. As of September 30, 2025, the Company has approximately $144,000 in deferred revenue that is expected to be recognized in the next 12 months.

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2025	2024
Stock Options	3,327	3,779
Unvested restricted stock units	608	–
Unvested restricted stock awards	278	512
Total	4,213	4,291

7.	LEASES

The Company accounts for leases over one year under ASC 842. Lease expense for the Company’s operating leases consists of the lease payments recognized on a straight-line basis over the lease term. Expenses for the Company’s financing leases consists of the amortization expenses recognized on a straight-line basis over the lease term and interest expense.

The Company’s lease agreement for an epitaxial deposition tool used in the development and marketing of the Company’s technology established a monthly lease payment of $150,000 per month. The lease contains a provision for an annual adjustment of lease payments based on tool availability and usage during the preceding 12 months and the adjusted payment is calculated on August 1 of each year of the lease. Effective August 1, 2023, the lease payments for this tool were adjusted to $137,650 per month for the period August 1, 2023 through July 31, 2024. This adjustment to the lease payments also resulted in a reduction in the right-of-use asset (“ROU”) and corresponding lease liability. Effective August 1, 2024, the lease payments for this tool were adjusted to $124,071 per month for the period August 1, 2024 through July 31, 2025. This adjustment to the lease payments also resulted in a reduction in the ROU and corresponding lease liability. Effective August 1, 2025, the lease payments for this tool were adjusted to $133,125 per month for the period August 1, 2025 through April 30, 2026. The final three months of the lease were prepaid at the commencement of the lease. This adjustment to the lease payments also resulted in a reduction in the ROU and corresponding lease liability.

In December 2024, the Company entered into a lease agreement for an expitaxial deposition tool in Tempe, Arizona, distinct form the tool previously mentioned. The term of this lease is for 12 months beginning on January 1, 2025 for $95,000 per month. Since the lease term is not for more than one year and there are no extension provisions in the lease, the future lease payments are not included in the lease obligations on the Company’s condensed balance sheets.

Lease expense for operating leases consists of the lease payments recognized on a straight-line basis over the lease term. Expenses for financing leases consists of the amortization expenses recognized on a straight-line basis over the lease term and interest expense. The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Financing lease costs:
Amortization of ROU assets	$225	$261	$726	$823
Interest on lease liabilities	12	30	51	104
Total financing lease costs	$237	$291	$777	$927

Operating lease costs:
Fixed lease costs	$65	$65	$196	$196
Variable lease costs	7	1	9	1
Short-term lease costs	287	261	858	783
Total operating lease costs	$359	$327	$1,063	$980

Future minimum payments under non-cancellable leases as of September 30, 2025 were as follows (in thousands):

For the Year Ended December 31,	Financing leases	Operating leases
Remaining 2025	$318	$42
2026	425	23
Total future minimum lease payments	743	65
Less imputed interest	(13)	(1)
Total lease liability	$730	$64

The table below provides supplemental information and non-cash activity related to the Company’s operating and financing leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$63	$60	$227	$241
Cash paid for amounts included in the measurement of financing liabilities	$311	$219	$905	$768
Non-cash activity:
Remeasurement of right-of-use assets and liabilities in financing lease	$(119)	$(241)	$(119)	$(241)

The table above does not include short-term leases that are one-year or less. The weighted average remaining discount rate is 5.25% for the Company’s financing leases and 5.57% for the Company’s operating leases. The weighted average remaining lease term is 0.8 years for the financing lease and 0.3 years for operating leases.

8.	STOCK BASED COMPENSATION

In May 2017, the Company’s shareholders approved its 2017 Stock Incentive Plan (“2017 Plan”) after its 2007 Stock Incentive Plan (“2007 Plan”) had expired in March 2017. The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted shares of common stock and restricted stock units. The 2017 Plan provides for the issuance of 3,750,000 shares of common stock. In May 2023, the Company’s shareholders approved its 2023 Stock Incentive Plan (“2023 Plan”). The 2023 plan provides for the issuance of 2,000,000 shares of common stock. In May 2025, Company’s shareholders approved an amendment to the 2023 Plan, adding an additional 1,750,000 shares to this plan. All employees (including officers and directors who are also employees), as well as all of the nonemployee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2017 Plan and 2023 Plan. Generally, stock options, restricted stock and restricted stock units issued under the 2017 Plan and 2023 Plan vest over a period of one to four years from the date of grant. As of September 30, 2025, a total of approximately 2.5 million shares remain available for issuance under the plans.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations for stock options, restricted stock awards and restricted stock units granted under the Company’s incentive plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$542	$381	$1,537	$1,156
General and administrative	796	506	2,135	1,614
Selling and marketing	4	20	(43)	148
Total	$1,342	$907	$3,629	$2,918

As of September 30, 2025, there was approximately $7.4 million of total unrecognized compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.0 years.

Stock Options:

The weighted average grant date fair value per share of the options granted under the Company’s Plans was $3.19 and $4.01 for the three and nine months ended September 30, 2025, respectively. The weighted average grant date fair value per share of the options granted under the Company’s Plans was $2.70 and $4.26 for the three and nine months ended September 30, 2024, respectively. The following table summarizes stock option activity during the nine months ended September 30, 2025 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices per Share	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2025	3,793	$6.64
Granted	6	$4.63
Exercised	(173)	$5.23
Forfeited	(167)	$3.50
Expired	(132)	$5.99
Outstanding at September 30, 2025	3,327	$6.89	3.64	$379
Exercisable at September 30, 2025	2,929	$6.91	3.05	$341

Restricted Stock Awards:

The Company has issued restricted stock awards to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock award activity during the nine months ended September 30, 2025 (in thousands except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2025	469	$7.17
Vested	(191)	$7.26
Outstanding non-vested shares at September 30, 2025	278	$7.10

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

The weighted average grant date fair value per share of the RSUs granted was $7.75. The following table summarizes all restricted stock unit activity during the nine months ended September 30, 2025 (in thousands except per share prices data):

	Time-Based Units	Performance- Based Units	Total Restricted Stock Units	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2025	–	–	–	$–
Granted	471	251	722	$7.75
Vested	(54)	–	(54)	$6.34
Forfeited	(30)	(30)	(60)	$8.21
Outstanding at September 30, 2025	387	221	608	$7.83

9.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

The Company may be subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of September 30, 2025, or through the date these financial statements have been issued.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$11	$22	$15	$112
Less expenses (1):
Employee related expenses	1,690	1,574	4,993	4,781
Stock-based compensation	1,342	907	3,629	2,918
Tool related expenses	588	600	1,811	1,851
Consulting expenses	158	190	414	581
Metrology and other outsourced research expenses	614	319	1,516	769
Intellectual property related expenses	339	370	992	943
Other operating items(2)	1,073	862	3,171	2,733
Operating margin	(5,793)	(4,800)	(16,511)	(14,464)
Other income (expense), net	220	205	762	686
Net loss	$(5,573)	$(4,595)	$(15,749)	$(13,778)

(1)	Expenses classified as cost of revenue are included in the line items presented and not as a separate category.
(2)	Other operating expenses include items not listed above separately. These include travel and entertainment, professional development, information technology costs, office related costs, depreciation, other research and development costs, other sales and marketing costs and other general and administrative costs.

12.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through the date these financial statements were issued.

Since September 30, 2025, the Company has issued approximately 171,000 additional shares through its ATM offering at an average price per share of $5.03 resulting in additional net proceeds of approximately $836,000, after deductions of commissions and expenses.

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

We do not design or manufacture integrated circuits directly. Instead, we develop and license technologies and processes that we believe offer the designers and manufacturers of integrated circuits a low-cost solution to the industry’s need for greater performance and lower power consumption. Our customers and partners include:

•	foundries, which manufacture integrated circuits on behalf of fabless manufacturers;

•	integrated device manufacturers, or IDMs, which are the fully-integrated designers and manufacturers of integrated circuits;

•	fabless semiconductor manufacturers, which are designers of integrated circuits that outsource the manufacturing of their chips to foundries;

•	original equipment manufacturers, or OEMs, that manufacture the epitaxial, or epi, machines used to deposit semiconductor layers, such as the MST film, onto silicon wafers;

•	manufacturers of semiconductor materials, principally wafers; and

•	electronic design automation companies, which make tools used throughout the industry to simulate performance of semiconductor products using different materials, design structures and process technologies.

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

On May 27, 2025, we entered into an Equity Distribution Agreement Craig-Hallum as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock in an “at-the-market” offering, (“2025 ATM”) to or through the agent, having aggregate offering proceeds of up to $50.0 million. During the three months ended September 30, 2025, we sold approximately 393,000 shares pursuant to the 2025 ATM at an average price per share of approximately $5.23, resulting in approximately $2.0 million of net proceeds to us after deducting commissions and other offering expenses.

During the nine months ended September 30, 2025, we sold approximately 742,000 shares pursuant to the 2022 ATM and the 2025 ATM at an average price per share of approximately $7.42, resulting in approximately $5.2 million of net proceeds to us after deducting commissions and other offering expenses.

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

Revenue for the three and nine months ended September 30, 2025 was approximately $11,000 and $15,000, respectively, and our revenue for the three and nine months ended September 30, 2024 was approximately $22,000 and $112,000, respectively. Our revenue for all periods consisted of MSTcad licensing and related consulting services revenue and engineering services revenue from the delivery of MST wafers.

Cost of revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to deliver wafers and perform services, and consulting services provided for our MSTcad licenses. Cost of revenue is expensed when incurred and may not correspond with revenue earned in the same period. Cost of revenue for the three and nine months ended September 30, 2025 was $128,000 and $190,000, respectively. Cost of revenue for the three and nine months ended September 30, 2024 was $3,000 and $110,000, respectively. We anticipate that our cost of revenue will vary substantially depending on the mix of license and engineering services revenues we receive and the nature of products and/or services delivered in each customer engagement.

 Operating expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended September 30, 2025 and 2024, our operating expenses totaled approximately $5.7 million and $4.8 million, respectively. For the nine months ended September 30, 2025 and 2024, our operating expenses totaled approximately $16.3 million and $14.5 million, respectively.

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

For the three months ended September 30, 2025 and 2024, we incurred approximately $3.3 million and $2.8 million, respectively, of research and development expenses, an increase of approximately $545,000, or 20%. This increase was primarily due to increases in outsourced engineering costs of approximately $212,000, payroll and benefits costs of approximately $119,000 and stock-based compensation expenses of approximately $163,000.

For the nine months ended September 30, 2025 and 2024, we incurred approximately $9.6 million and $8.2 million, respectively, of research and development expenses, an increase of approximately $1.4 million, or 17%. This increase was primarily due to increases in outsourced engineering costs of approximately $627,000, payroll and benefits costs of approximately $335,000 and stock-based compensation expenses of approximately $381,000.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs were approximately $2.2 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively, representing an increase of approximately $353,000, or 19%. The increase is primarily related to increases of approximately $289,000 in stock-based compensation expenses and payroll and benefits costs of approximately $101,000.

General and administrative costs were approximately $6.3 million and $5.5 million for the nine months ended September 30, 2025 and 2024, respectively, representing an increase of approximately $846,000, or 16%. The increase is primarily related to increases of approximately $521,000 in stock-based compensation expenses, approximately $162,000 in legal fees and payroll and benefits costs of approximately $167,000.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the three months ended September 30, 2025 and 2024 were approximately $207,000 and $248,000, respectively, representing a decrease of approximately $41,000, or 17%. The decrease in costs is primarily due to a reduction in headcount offset by recruiting fees for the open positions.

Selling and marketing expenses for the nine months ended September 30, 2025 and 2024 were approximately $472,000 and $805,000, respectively, representing a decrease of approximately $333,000, or 41%. The decrease in costs is primarily due to a reduction in headcount offset by an increase in recruiting fees.

Interest income. Interest income for the three months ended September 30, 2025 and 2024 was approximately $232,000 and $176,000, respectively. Interest income for the nine months ended September 30, 2025 and 2024 was approximately $736,000 and $566,000, respectively. Interest income reflects interest earned on our cash, cash equivalents and short-term investments and are impacted by current interest rates and average balances over the periods presented.

Accretion income. Accretion income for the three and nine months ended September 30, 2025 was approximately $0 and $6,000, respectively. Accretion income for the three and nine months ended September 30, 2024 was approximately $59,000 and $152,000, respectively. Accretion income relates to the increase in value of our available-for-sale securities from the purchase date through the maturity date. As of and for the three months ended September 30, 2025, our cash and cash equivalents were held as cash and mutual funds.

Interest expense. Interest expense for the three months ended September 30, 2025 and 2024 was approximately $12,000 and $30,000, respectively. Interest expense for the nine months ended September 30, 2025 and 2024 was approximately $51,000 and $104,000, respectively. Interest expense is related to the tool financing lease entered into in August 2021.

Other income (expense), net. Other income for the nine months ended September 30, 2025 and 2024 was approximately $71,000 and $72,000, respectively. These amounts consist primarily of a refundable state research and development tax credit, net of filing costs and tax consulting services. There was no other income (expense), net for the three months ended September 30, 2025 or 2024.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $11.6 million for the nine months ended September 30, 2025 resulted primarily from our net loss of approximately $15.7 million offset by approximately $3.6 million of stock-based compensation and approximately $914,000 in amortization of right-of-use assets.

Net cash used in operating activities of approximately $10.2 million for the nine months ended September 30, 2024 resulted primarily from our net loss of approximately $13.8 million offset by approximately $2.9 million of stock-based compensation and the amortization of our right-of-use assets of approximately $1.0 million offset by increases in our payroll-related accruals.

Net cash provided by investing activities of approximately $973,000 for the nine months ended September 30, 2025 consisted primarily of the maturity of short-term available-for-sale investments.

Net cash provided by investing activities of approximately $3.5 million and for the nine months ended September 30, 2024 consisted primarily of the maturity of short-term available-for-sale investments, offset by the purchase of short-term available-for-sale investments.

Net cash provided by financing activities of approximately $5.2 million for the nine months ended September 30, 2025 primarily related to the net proceeds from sales under our ATM and stock option exercises, offset by the principal payments on our financing lease.

Net cash provided by financing activities of approximately $7.9 million for the nine months ended September 30, 2024 primarily related to the net proceeds from our ATM offering, offset by the principal payments on our financing lease.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of approximately $20.3 million and working capital of approximately $18.1 million. For the nine months ended September 30, 2025 we had a net loss of approximately $15.7 million and used approximately $11.6 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

During the three months ended September 30, 2025, we sold approximately 393,000 shares of commons stock pursuant to the 2025 ATM at an average price per share of approximately $5.23, resulting in approximately $2.0 million of net proceeds to the Company after deducting commissions and other offering expenses.

During the nine months ended September 30, 2025, we sold approximately 742,000 shares pursuant to the 2022 ATM and the 2025 ATM at an average price per share of approximately $7.42, resulting in approximately $5.2 million of net proceeds to us after deducting commissions and other offering expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2025 because of the material weakness described below.

Changes in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, management previously identified a material weakness in our internal controls because we did not design and implement effective controls over the review and approval of journal entries into our general ledger. In 2025, we implemented enhanced controls to review and approve journal entries. Management believes that the material weakness has been remediated, but it is in the process of testing to confirm that its enhanced controls and procedures are operating effectively. Otherwise, there have not been any changes to our internal controls over financial reporting (as defined by Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 4, 2025.

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

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

ATOMERA INCORPORATED.

Date: October 29, 2025	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: October 29, 2025	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

