Form 10-K
period 2025-12-31
Atomera Inc
filed 2026-02-24
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $150,140,617. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock (as determined based on public filings) have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 24, 2026, there were 38,696,147 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2025. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

Company Overview

We are engaged in the business of developing, commercializing and licensing proprietary processes and technologies for the $700+ billion semiconductor industry. Our lead technology, named Mears Silicon Technology™, or MST®, is a thin film of reengineered silicon. MST is our proprietary and patent-protected performance enhancement technology that we believe addresses a number of key engineering challenges facing the semiconductor industry. MST provides multiple benefits to the semiconductor manufacturing process, enabling transistors to be made smaller, with increased speed, reliability and power efficiency. In addition, since MST is an additive and low-cost technology, we believe it can be deployed on an industrial scale, with machines commonly used in semiconductor manufacturing. We believe that MST can be widely incorporated into the most common types of semiconductor products, including analog, logic, optical and memory integrated circuits.

We do not design or manufacture wafers or integrated circuits directly. Instead, we develop and license technologies and processes that we believe offer the designers and manufacturers of wafers and integrated circuits a low-cost solution to the industry’s need for greater performance and lower power consumption. Our customers and partners include:

•	foundries, which manufacture integrated circuits on behalf of fabless manufacturers;

•	integrated device manufacturers, or IDMs, which are the fully-integrated designers and manufacturers of integrated circuits;

•	fabless semiconductor manufacturers, which are designers of integrated circuits that outsource the manufacturing of their chips to foundries;
•	manufacturers of semiconductor wafers, which provide the substrates upon which integrated circuits are fabricated;

•	original equipment manufacturers, or OEMs, that manufacture the epitaxial, or epi, machines used to deposit semiconductor layers, such as the MST film, onto silicon wafers; and

•	electronic design automation companies, which make tools used throughout the industry to simulate performance of semiconductor products using different materials, design structures and process technologies.

Our principal business objective is to enter into commercial license agreements that enable our customers to manufacture and sell MST-enabled products, generating license revenues and ongoing royalties. We also license our MSTcad® software to customers, enabling them to simulate the effects of MST on their products using Synopsys, Inc.’s technology computer-aided design, or TCAD, software. In addition, we offer fee-based integration engineering services to customers evaluate the effects of MST as integrated into their manufacturing flow. Typically we offer these services through paid evaluation arrangement, joint development agreements (JDAs) or integration license agreements.

Our goal is that MSTcad licensing and engineering service arrangements will be tools that demonstrate the benefits of MST when integrated into customers’ manufacturing processes and will lead customers to enter into commercial license agreements. A “commercial license” consists of (i) an R&D license, which grants our customer the rights to install MST on a tool in their fab and to manufacture MST-enabled products, but only for internal use and limited customer sampling and (ii) a high-volume manufacturing, or HVM, license which grants the rights to manufacture and sell MST-enabled products to their customers.

Depending upon our customers’ business needs and how we initially engaged with them, we may make these license grants in one or more separate contracts. Our preferred model is to charge our customers upfront license fees for each license grant. Under our licensing model, the R&D license fee is due upon installation of MST in a tool at our customer’s fab and a larger HVM license fee will be due when our customer completes qualification of MST in their process and before they can sell MST -enabled products to their customers. Upon the grant of an HVM license, our licensees are also required to make royalty payments to us based on the number and/or sales price of MST-enabled products they sell. We have engaged with certain customers under joint development agreements, or JDAs. Our JDAs include development, technology transfer, manufacturing and licensing components.

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

Starting in 2024, we began applying our technology to wafers used for fabrication of “compound semiconductors” which are devices built using materials other than silicon, such as gallium nitride (GaN), which have properties especially attractive to the power and radio frequency markets. Currently, materials such as GaN suffer from a tradeoff between high-cost specialized wafers and defective, low-yielding wafers resulting from the crystal lattice mismatch between heterogeneous materials. We believe MST can offer a cost-effective solution to these tradeoffs by serving as a buffer layer between different materials, such as between GaN and a silicon wafer substrate.

We were organized as a Delaware limited liability company under the name Nanovis LLC on November 26, 2001. On March 13, 2007, we converted to a Delaware corporation under the name Mears Technologies, Inc. On January 12, 2016, we changed our name to Atomera Incorporated. Shares of our common stock are listed on the NASDAQ Capital Market under the symbol “ATOM”.

Industry Overview

Semiconductors, Generally

The global semiconductor market has experienced extraordinary acceleration, with Fortune Business Insights reporting that the market reached $681 billion in 2024, rebounding sharply from the industry's 2023 downturn. The market is projected to grow to $755 billion in 2025 and continue expanding at an approximately 15% compound annual growth rate through 2032, driven almost entirely by artificial intelligence (AI) workloads. The explosive growth of AI is fundamentally reshaping semiconductor demand. Data center infrastructure is expanding at an unprecedented rate to support large language models, generative AI, and machine learning applications. Power delivery and thermal management have emerged as critical constraints, as hyperscale data centers struggle with multi-megawatt power densities per rack. Meanwhile, high-speed wireless connectivity has become ubiquitous, with 5G networks now widely deployed and driving demand for edge computing capabilities that bring processing closer to end users and devices. This convergence of cloud-scale AI infrastructure and intelligent edge devices has significantly accelerated demand for advanced semiconductors that can deliver orders of magnitude improvements in compute performance per watt, while supporting the bandwidth and interconnect speeds required for workloads at every scale from data center to endpoint.

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

The designers and manufacturers of integrated circuits and systems — our targeted customers — are facing intense pressure to deliver innovative products while constantly reducing their time-to-market and prices. We believe that MST can offer improved, performance, lower power consumption or better trade-offs between power and performance at a time when the industry is under pressure to deliver on both fronts and in shorter timeframes Our customers, partners and target customers have been increasingly adopting new innovations that extend the scaling formula, including those based on the use of new engineered materials. The increased focus on new materials along with lithography scaling has been particularly pronounced in the most advanced logic applications, where customers are employing a three-dimensional “Gate-All-Around” (GAA) transistor architecture and in DRAM. Both of those markets are direct beneficiaries of trends in AI and they are market opportunities that our MST technology seeks to address. Because shrinking geometries at the smaller nodes incurs higher capital and manufacturing costs, only a limited number of companies can afford to continue investing in those nodes.

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

Applications of Mears Silicon Technology

Among the initial applications for which MST can provide technology differentiation are in power devices, RFSOI devices and advanced CMOS integrated circuits. We offer MST-SP (between 3-5 volts) and MST-SPX (up to 48V), which are types of MST-enabled power devices that offer what we believe to be industry-leading on-resistance at comparable or improved breakdown voltage and reliability metrics, enabling reduced footprint and thus smaller devices. We believe that MST-SP and MST-SPX devices will have immediate application in power management integrated circuits (or PMICs) which are pervasive in hand-held, battery-powered devices and elsewhere. The higher voltage MST-SPX devices are applicable to the rapidly growing automotive and data center power sectors. In 2025 we began offering a variant of MST-SPX optimized for a transistor architecture known as “trenchFETs” which are specifically optimized to handle higher-voltage workloads and are increasingly deployed in data center power supplies. These MST solutions fill a growing need for reducing power consumption and improving energy efficiency.

Many RF design companies choose to design their circuits on a specialized substrate called a Radio Frequency Silicon-On-Insulator or RFSOI wafer due to its attractive properties for RF circuits. A large percentage of the RF front-end components in mobile phones today use products based on RFSOI wafers. Although RFSOI has some performance advantages, RF designers are facing challenges in optimizing performance, power consumption, and die size similar to the challenges faced in advanced logic and power products. We work with the RF design firms to optimize the use of MST on their wafers to achieve industry-leading characteristics. We believe that MST enables designers to optimize both the RF switch and Low Noise Amplifier (LNA) devices through a single implementation on an RFSOI wafer. We work with foundries, IDMs and fabless designers as well as with the RFSOI wafer manufacturers themselves.

We believe MST has the potential to overcome key challenges found in the implementation of next generation nano-scale semiconductor devices incorporating CMOS-type transistors, namely enhancing drive current, reducing leakage and reducing variability. Shown in the diagram below are two illustrative implementations of MST in GAA transistors, the most advanced type of CMOS device architecture and the predominant one used in GPUs and CPUs in AI data centers. The figure on the left shows incorporation of MST into the channel region of the transistor which can help to reduce gate leakage (resulting in lower off-state power consumption) while the figure on the right shows MST incorporated into the source/drain region of the transistor. This latter implementation helps control dopant diffusion into the channel which improves control of how the transistor turns on and the variability of the transistor operation. GAA structures like those shown below are increasingly relying on epitaxial deposition of materials to solve new challenges created by the small dimensions of these structures. MST is a material deposited epitaxially, and as such we believe that MST can leverage tools and process steps that are already deployed in industry-standard manufacturing flows. Consequently, we believe that by incorporating MST, designers can make transistors with increased speed, reliability and energy efficiency, without significantly altering the current fabrication process or cost of production. These improvements are increasingly difficult to achieve and important in next generation logic and memory devices.

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

We believe the enhancements enabled by MST, as demonstrated in simulations and on our own and our customers’ test chips, are approximately equivalent to the enhancements enabled by one-half to a full node of improvement and, therefore, can extend the productive life of capital equipment and wafer fabrication facilities. The extent of MST-enabled enhancement depends on the device technology and application. We believe that MST compares favorably to other alternatives for enhancing performance of CMOS-type transistors and is compatible with technologies currently in use such as strained silicon and HKMG.

Given the costs of moving to more advanced technologies, we believe one of the most compelling aspects of MST is its cost/benefit profile. We believe that MST will provide a lower cost of production due to our technology’s potential to reduce die size and/or improve yield while leveraging existing manufacturing tools, thereby providing chip makers with increased performance at all process nodes with significantly fewer disruptions to manufacturing processes and less incremental cost than other advanced technologies.

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

MST technology is an advanced material with many diverse applications. We are constantly conducting research to explore how MST can be used to improve materials and disrupt markets. Recently our focus has been in the area of compound semiconductors where we see a variety of opportunities and have been focusing in particular on GaN-on-Silicon substrates. Recent experiments indicate that MST substrates can be used to grow device-ready GaN layers with enhanced crystalline quality and reduced defect density relative to conventional GaN-on-Si. This improved material quality is expected to increase both wafer-level yield and device-level performance. Preliminary results from our collaboration with Texas State University indicate that MST substrates enable improvements in GaN material quality over standard Si substrates. We are in the process of developing this technology and testing it with first customers.

Development Partnerships

Synopsys. Since 2017 we have worked in collaboration with Synopsys, Inc., a provider of the most broadly used TCAD simulation software in the semiconductor industry. As a result of our collaboration, we developed our MSTcad software which runs on Synopsys’ Sentaurus TCAD software and enables semiconductor engineers to simulate the benefits of integrating MST in a variety of devices. We continually refine MSTcad by calibrating our models against measured silicon results and we regularly release updates that incorporate calibrated results and new functionality. We believe these capabilities are helping us focus integration efforts for potential customers more quickly on those areas most likely to deliver benefits, thus shortening test cycles, reducing trial and error on silicon wafers and, we believe, accelerating the time to a license decision. In the last three years, semiconductor fabs have generally been running at high capacity as demand is rapidly outpacing capacity, which has made it challenging for us to run wafers through our customers’ fabrication lines. In addition, the cost of wafers containing the most advanced devices has increased substantially due to the complexity of those devices, so MSTcad has been increasingly used by existing and potential customers to identify applications where MST can have the greatest benefit.

Epi Tool Leases. We lease two epitaxial deposition reactors to deposit MST on both customer and internal R&D wafers. One of these tools is an Applied Materials Centura reactor which handles both 200mm and 300mm wafers. This dual-chamber tool is leased from Applied Materials and is located in a cleanroom in the same facility where we lease office space in Tempe, Arizona. Our other epi tool is a 200mm ASM Epsilon reactor leased from Lawrence Semiconductor in Tempe Arizona. The terms of both tool leases include the lessor’s maintenance and support as well as access to a cleanroom with advanced cleaning and inspection tools.

Equipment Vendor Partnership

In April 2025, we entered into a strategic marketing agreement with a global leader in chip fabrication technology aimed at accelerating the adoption of MST for next-generation technologies. This collaboration is focused on GAA (leading-edge logic) and DRAM customers. Under the agreement, the two companies are collaborating to perfect the implementation of Atomera’s MST technology on the tool vendor’s reactors, thereby offering solutions that we believe are more targeted to customer requirements. As a result of this partnership, Atomera can now approach customers alongside a trusted vendor to the largest semiconductor manufacturers in the world, thus increasing our market reach and accelerating customer decisions on adoption of MST in commercial, high-volume manufacturing.

MST Commercialization

We do not intend to design or manufacture integrated circuits directly. Instead, we develop and license technologies and processes that offer the designers and manufacturers of integrated circuits increased performance at a lower cost than currently available alternatives. Our customers and partners include foundries, integrated device manufacturers, or IDMs, fabless semiconductor manufacturers, OEMs that manufacture epitaxial deposition tools (also known as epi machines), wafer manufacturers, and electronic design automation software companies, such as Synopsys.

Our business model is to enter into licensing arrangements whereby foundries and IDMs pay us a license fee for their use of MST technology in manufacturing as well as a royalty for each product sold. Depending on each customer’s business model and the negotiated terms of our license agreements, those royalties may be calculated on the basis of wafers or products manufactured and sold that incorporate MST. The primary beneficiaries of our commercialization activities are the IDMs and fabless semiconductor manufacturers, as they produce and distribute integrated circuit devices which are enhanced when they incorporate MST technology. The foundries and OEMs also play an important role in our commercialization strategy because these parties traditionally seek to provide new and improved technologies to their customers – the fabless semiconductor manufacturers in the case of the foundries, and the IDMs and foundries in the case of the OEMs.

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

Although each customer or potential customer follows an evaluation and adoption model that is particular to its business model and product focus, our engagements generally consist of the following phases:

1.	Engineering Planning: In this phase we engage in a technical exchange of information under a non-disclosure agreement to understand the customer’s manufacturing process and to determine how best to integrate the deposition of MST film onto the customer’s semiconductor wafers.

2.	Set-up for MST Integration: We agree upon the technical evaluation details, including the expected rounds of evaluation testing, the parameters to be tested and allocation of costs. Customers provide us with wafers for our internal processing and physical characterization. Some customers work together with us to develop a TCAD model showing possible results of MST integration with their particular manufacturing process.

3.	MST Integration. Typically, this phase includes several rounds of tests that involve building test devices on a semiconductor wafer using our MST technology within the customer’s manufacturing process flow. In this phase, we perform the MST deposition on customer wafers, so wafers must be shipped back and forth between the customer and Atomera. We believe that this phase will continue to be the longest in our customer engagement process because integrating into a customer’s flow frequently requires us to conduct subsequent tests based on the result of earlier test runs. This phase also requires investment of time and resources by customers. In order to progress beyond this phase, we must demonstrate benefits at a commercially significant level. It is difficult for both customers and for Atomera to estimate the amount of time a customer will be in the integration phase.

4.	Process Installation. Prior to enabling a customer to install and use MST technology on epitaxial deposition machines in their own fab, we require execution of an R&D license which grants rights limited to manufacturing MST-enabled products for internal qualification but does not give the customer the right to distribute or sell products that use MST. After installation of MST into their fab, the customer will continue development work to perfect the integration of MST technology into their transistor manufacturing process flow. After integration, the customer will typically release a new Process Design Kit (PDK) which incorporates MST. Circuit designers will use the new PDK when developing new microchips for production.

5.	Technology qualification. The customer will conduct additional testing to ensure that products developed with the new PDK achieve manufacturing reliability under accelerated test conditions that simulate volume production. Upon successful completion of the qualification phase and execution of a high-volume manufacturing (HVM) license with Atomera, products can be built and shipped using this manufacturing process.

6.	Production. Upon commencement of sales of wafers or devices built using MST, our customer will be required to pay us a royalty that will be a percentage of the selling price of the wafer or device, depending on the terms agreed in the applicable license agreement.

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

We have successfully deposited MST using tools made by each of the leading epitaxial deposition equipment suppliers and we believe that if we are successful in our commercialization efforts, these tool OEMs will promote the incorporation of our MST technology as an option to their standard offering. In particular, we have a strategic marketing agreement in place with one of the leading semiconductor capital equipment vendors under which we are developing joint solutions targeted at GAA and DRAM customers. We believe that our relationships with leading OEMs, especially the collaboration under our strategic marketing agreement, will simultaneously drive additional sales of their capital equipment and encourage more customers to adopt MST.

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

Customers

We have two JDAs in place. The first is with a leading semiconductor provider for integration of our MST technology into their manufacturing process. Under this JDA, we granted our customer a paid manufacturing license pursuant to which the customer installed the recipe for our MST film into a tool in their fab and was authorized to fabricate semiconductor wafers incorporating MST for internal use, resulting in this customer entering Phase Four. This JDA also included development milestones that we achieved. We continue to work with this customer and, although this JDA does not confer commercial distribution rights, we believe that successful achievement of the JDA milestones is a significant step toward commercialization, as it should facilitate progress toward integrating MST into one or more of our customer’s multiple production lines, each of which can provide license revenues and royalty streams. We also executed a JDA with a major semiconductor foundry which contains technical targets which, if achieved, should result in paid licenses and engineering services revenue. As of the date of this Annual Report, we are actively engaged running wafers with this second JDA customer to demonstrate MST benefits in their manufacturing process.

We have also entered into integration license agreements with (i) a leading fabless RF semiconductor provider, (ii) a semiconductor foundry and (iii) Asahi Kasei Microdevices, or AKM, which is an IDM and fabless vendor. Under these integration license agreements, customers have paid us for the right to evaluate MST technology, which is integrated onto their semiconductor wafers. We deposit MST onto the customers’ wafers and the customer has the right under the license agreement to complete the manufacturing process, which enables them to evaluate our technology and to provide limited samples to their customers. AKM, our fabless licensee and our foundry licensee are in our Phase Three (MST Integration). We have ceased engaging with customers under the “integration license” format in recent years and now we generally commence engaging with customers on evaluation of MST technology under either purchase orders or JDAs that incorporate grants of the rights we had previously granted under integration licenses.

We intend that each of engineering service engagements will result in commercial license agreements with R&D license and HVM license grants that require larger upfront fee payments and, at the HVM stage, royalties. However, our ability to enter into royalty-based agreements will depend on the performance of devices our customers build using MST and the successful integration of our MST technology on a high-volume production scale. There can be no assurance that MST will deliver the performance, power, cost reduction or other requirements our customers seek for their products or that the integration of our technology with our customers’ manufacturing process will be successful in high volume. In addition, even if our MST technology meets our customers’ technical objectives one or more of our licensees may decide, for reasons unrelated to the price or performance of our MST technology, not to enter into R&D and HVM licenses.

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

We compete with IDMs, OEMs, foundries, fabless manufacturers of semiconductors and semiconductor IP licensing companies for the development and commercialization of technologies that improve the performance of semiconductors. Historically, when a new fabrication process proves to be a low-cost improvement to the standard fabrication process, and is additive, rather than in place of other performance technologies, it has been successfully adopted industry wide. Good examples of such advances have been chemical mechanical polishing (or CMP), strained silicon and High-K/Metal-Gate. The cost to develop such solutions is typically very high and requires many years of testing and modification to perfect. MST has gone through this long, expensive development period and therefore we believe that it has the potential to be one of these low-cost additive technologies, in which case MST would not be subject to significant direct competition from other technologies. We are not aware of another technology being offered in the market which provides the same technical benefits as MST. Nevertheless, in some cases the engineering teams in our customers, who are developing their own process improvements, may view MST as competitive with their internally-developed solutions. Likewise, third parties like equipment OEMs, universities, or other material providers may offer solutions which have some of the same benefits that MST offers. We believe that our technology can provide far more effective, well-developed and fully-supported performance improvements than those offered by these third parties.

Research and Development

The principal focus of our research and development efforts is on enabling existing and prospective customers to integrate MST into their manufacturing processes and enable them to commercialize MST-enabled semiconductor products. We also dedicate research and development resources to evolving and expanding our technology to address new process technologies in the semiconductor industry roadmap. Our research and development is conducted internally, but we work closely with third parties in the semiconductor industry to evaluate and qualify our technology for incorporation into semiconductor products and fabrication equipment. During the years ended December 31, 2025 and 2024, we incurred research and development expenses of approximately $12.3 million and $11.0 million, respectively.

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

As of December 31, 2025, we have been granted 119 patents in the U.S. and 130 abroad and we have 75 pending patent applications in the U.S. and 106 abroad. We believe our patents adequately block competitors from using our MST technology without our approval and our patent activity over the past five years has focused on extending the scope of our portfolio through a variety of means, including but not limited to patenting new structures, materials and methods uniquely enabled by MST technology. In addition, our MST film recipe is confidential know-how, which is only disclosed to customers who have been, at a minimum, a manufacturing licensee and who have executed the appropriate legal agreements. Unlike patents, know-how has no expiration and our film recipe is necessary in order to utilize MST technology. However, there can be no assurance that one or more of our patents would survive a legal challenge to their scope, validity, or enforceability, or provide significant protection for us. Protection of our film know-how depends on our licensee’s compliance with the terms of their contracts including non-disclosure provisions thereof. The failure of our patents, or the failure of trade secret laws, to adequately protect our technology, might make it easier for our competitors to offer similar products or technologies or for our potential customers to build products with methods and materials similar to MST without paying us a license fee. In addition, patents may not issue from any of our current or future applications.

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

Available Information

Our website is located at www.atomera.com. The information on or accessible through our website is not part of this Annual Report on Form 10-K. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. A copy of this Annual Report on Form 10-K is also located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and other information regarding our filings at www.sec.gov.

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

Risks Related to Our Business

We have generated limited revenue to date, so it is difficult for potential investors to evaluate our business. To date, our operations have consisted of technology research and development, testing, and joint development work with customers, potential customers and strategic partners. Our business model is to derive our revenue primarily from license fees and royalties, but to date we have only recognized minimal revenues. Our limited operating history makes it difficult to evaluate the commercial value of our technology, the viability of our licensing model or our prospective operations. As an early-stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

•	the timing and success of our plan of commercialization;

•	our ability to replicate on a large commercial scale the benefits of our MST technology that we have demonstrated in preliminary testing;

•	our ability to execute joint development agreements with potential customers;

•	our ability to structure, negotiate and enforce license agreements that will allow us to operate profitably;

•	our ability to advance our license agreement with ST Microelectronics (ST) through the qualification phase, where it is currently on hold;

•	our ability to advance the licensing arrangements with our RF licensee and our foundry licensee to R&D and HVM licenses and to shipment of royalty-bearing products;

•	our success in capitalizing on the achievement of the technical milestones in our first JDA in order to enter into one or more distribution and royalty agreements with business units of that JDA customer as well as our success in meeting technical milestones in the JDA with our second JDA customer;

•	our ability to convert licensees of our MSTcad software to licenses of our MST technology under commercial license agreements and to successfully utilize MSTcad in both internal development and customer evaluations;

•	our ability to protect our intellectual property rights; and

•	our ability to raise additional capital as and when needed.

Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We have a history of significant operating losses and anticipate continued operating losses for at least the near term. For the years ended December 31, 2025 and 2024, we have incurred net losses of approximately $20.2 million and $18.4 million, respectively, and our operations have used approximately $14.9 million and $13.2 million of cash, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $241.7 million. We will continue to experience negative cash flows from operations until at least such time as we are able to secure R&D and HVM license agreements with one or more foundries, IDMs or fabless semiconductor manufacturers and such customers ship sufficient volumes of royalty-bearing products and pay upfront license fees to support our cash requirements. While management will endeavor to generate positive cash flows from the commercialization of our MST technology, there can be no assurance that we will be successful in doing so. If we are unable to generate positive cash flow within a reasonable period of time, we may be unable to further pursue our business plan or continue operations.

While we have entered into one commercial license agreement, four integration license agreements and two joint development agreements, there can be no assurance that any of these relationships will advance to further licensing stages or to royalty-based distribution license agreements. Neither of our JDAs commits the customers to take MST to production. ST has successfully installed our MST film recipe and accepted our film under a commercial license agreement executed in April 2023, resulting in the grant of an R&D license to them enabling them to manufacture MST wafers for internal use. However, in October 2025 ST informed us that they would not complete the qualification of MST into their process after deciding to migrate their development of their targeted process to 300mm wafers. There can be no assurance whether or when ST will re-commence qualification of MST technology or that, in the event they do proceed, that MST will deliver the performance, power or other requirements that ST or our other customers seek for their products or that the integration of our technology with our customers’ manufacturing process will be successful in high volume. In addition, even if our MST technology is successfully integrated into the licensees’ products, any or all of our licensees may decide, for reasons unrelated to the price or performance of our MST technology, not to enter the subsequent license phases or execute the additional license agreements required to take MST to commercial production.

We expect that our product qualification and licensing cycle will be lengthy and costly, and our marketing, engineering and sales efforts may be unsuccessful. We have incurred significant engineering, marketing and sales expenses during customer engagements without entering into license agreements, generating a license fee or establishing a royalty stream from the customer and we expect that such investments ahead of license revenue will continue to be necessary in the future. The introduction of any new process technology into semiconductor manufacturing is a lengthy process and we cannot forecast with any degree of assurance the length of time it takes to establish a new licensing relationship. However, based on our engagements with potential customers to date, we believe the time from initial engagement until our customers incorporate our technologies in their semiconductor products can take 18 to 36 months or longer. Our integration license agreements with our current licensees do not commit them to R&D or HVM licenses and we expect those licensees to perform additional tests on evaluation wafers under their respective integration licenses before deciding whether to enter the next stages of licensing MST. As such, we will incur additional expenses in our engagements with our licensees before we receive license fees, if any, for manufacturing and distribution and before any subsequent royalty stream begins.. While we believe our JDAs and our integration license agreements should accelerate licensing decisions by other customers, the evaluation process for new technologies in the semiconductor industry is inherently long and complex and there can be no assurance that we will successfully convert other customer prospects into paying customers or that any of these customers will generate sufficient revenue to cover our expenses.

Qualification of our MST technology requires access to our potential customers’ manufacturing tools and facilities, as well as to leased tools and facilities, which may not be available on a timely basis or at all. The qualification of a new process technology like MST entails the integration of our MST film into the complex manufacturing processes employed by our potential customers. In order to validate the benefits of MST, our customer engagement process involves fabrication of wafers that incorporate MST deposited by us using our epitaxial deposition tools and then completing the manufacturing of the wafers in our customers’ facilities using their tools. The semiconductor industry in 2025 exceeded $700 billion in sales. The combination of recovery from COVID-era supply-chain disruptions and the rapid growth in demand driven by AI, some segments of the industry have been characterized by product shortages as strong demand has outstripped supply, resulting in tight capacity among our potential customers, while other segments have experienced softness and excess supply. We have experienced delays in completing the processing of evaluation wafers by our customers as those customers prioritize utilization of their equipment for production use. If our customers do not dedicate their equipment and facilities to testing our products in a timely fashion, we may experience delays that will increase our expenses and delay our customers’ decisions on entering into commercial licenses with us. Additionally, we conduct our ongoing research and development and portions of our customer evaluation activities using leased epitaxial (epi) deposition tools that we believe will accelerate internal development work and customer engagements. However, epi tools require ongoing, complex maintenance and they have been and will continue to be subject to both planned and unplanned downtime. Any interruption in our epi tool availability may negatively impact the progress of customer work as well as our internal research and development and accordingly could delay or prevent customers from entering into commercial licenses.

The long-term success of our business is dependent on a royalty-based business model, which is inherently risky. The long-term success of our business is dependent on future royalties paid to us by licensee-customers, whose business require them to market products to their end customers. Royalty payments under our licenses are generally expected to be based on a percentage of the selling price of wafers made using MST or the selling price of MST-enabled semiconductor die sold, depending on the customer type and the negotiation of our full commercial license agreements. We will depend upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties, as well as upon our licensees’ compliance with their agreements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

•	the rate of adoption and incorporation of our technology by semiconductor designers and manufacturers and the manufacturers of semiconductor fabrication equipment;

•	customers’ willingness to agree to an ongoing royalty model, which may impact their product costs and margins;

•	customers’ ability to successfully market MST-enabled products to their end customers;

•	the length of the design cycle and the ability to successfully integrate our MST technology into integrated circuits;

•	the demand for products incorporating semiconductors that use our licensed technology;

•	the cyclicality of supply and demand for products using our licensed technology;

•	the impact of economic downturns; and

•	the timing of receipt of royalty reports and the applicable revenue recognition criteria, which may result in fluctuation in our results of operations.

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2025, we had total assets of approximately $21.1 million, cash and cash-equivalents of approximately $19.2 million and working capital of approximately $17.6 million. On February 24, 2026, we completed a registered direct offering of shares of our common stock to institutional investors that resulted in net proceeds to us of approximately $23.6 million after commissions and offering expenses. We believe that we have sufficient capital as of the date of this report to fund our current business plans and obligations over, at least, the 24 months following the date of this Annual Report. However, even after installation of MST in a customer’s fab under a manufacturing license, the full production qualification of a new technology like MST can take more than an additional year, and we have limited ability to influence our customers’ testing and qualification processes. Accordingly, we may require additional capital prior to obtaining a royalty-based license or prior to such a license generating sufficient royalty income to cover our ongoing operating expenses. In the event we require additional capital over and above the amount of our presently available working capital, we will endeavor to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve material revenue with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2025 and February 20, 2026, the reported high and low sales prices of our common stock have ranged from $1.89 to $17.55. The market price of our shares on the NASDAQ Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

Governance. Our senior management team conducts the regular assessment and management of material risks from cybersecurity threats, including review with our IT team and third-party service providers. All employees and consultants are directed to report to our senior management any irregular or suspicious activity that could indicate a cybersecurity threat or incident. The Audit Committee of our Board of Directors has a cybersecurity subcommittee which evaluates our cybersecurity assessment and management policies, including quarterly interviews with our senior officers. Our Audit Committee meets at least quarterly with our independent registered accounting firm and communicates with them regarding any cybersecurity related risks.

Item 2.	Properties

Our executive offices are presently located in a 4,101 square foot facility in Los Gatos, California pursuant to a five-year lease extension, expiring on March 31, 2031. As part of the amended lease entered into in December 2025, our current lease payment is $17,019.

Beginning in March 2021, we began leasing 474 square feet of office space in Tempe, Arizona. The original lease had a two-year term, with an option to extend for an additional three years. In February 2026, we extended this lease another three years, through February 2029, with the option to extend for an additional two years. Our current monthly lease payment is now $2,509 and will increase to $2,526 in March 2026.

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

Holders of Record

As of February 19, 2026, there were 106 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings, if any, to finance the operation and expansion of our business.

Equity Compensation Plan Information

Our 2007 Equity Incentive Plan, or 2007 Plan, expired in March 2017, however all options outstanding at the time of the expiration remained outstanding and exercisable by their term.

In May 2017, we established our 2017 Stock Incentive Plan, or 2017 Plan. The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants. We have reserved a total of 3,750,000 shares of common stock for issuance under the 2017 Plan. All employees, officers, directors, consultants, advisors and other persons who provide services to us or any of our subsidiaries are eligible to receive incentive awards under the 2017 Plan. As of December 31, 2025, awards of 3,735,394 shares of common stock had been granted under the 2017 Plan, net of forfeited restricted stock and option awards and a total of 14,606 shares of common stock are reserved for issuance.

In May 2023, we established our 2023 Stock Incentive Plan, or 2023 Plan. The 2023 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants. We have reserved a total of 2,000,000 shares of common stock for issuance under the 2023 Plan. In May 2025, our shareholders approved an amendment to the 2023 Plan, adding an additional 1,750,000 shares to this plan. All employees, officers, directors, consultants, advisors and other persons who provide services to us or any of our subsidiaries are eligible to receive incentive awards under the 2023 Plan. As of December 31, 2025, awards of 1,525,908 shares of common stock had been granted under the 2023 Plan, net of forfeited restricted stock and option awards and a total of 2,224,092 shares of common stock are reserved for issuance.

The following table sets forth certain information as of December 31, 2025 about our stock plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)(2)(3)	Weighted-Average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)(4)
Equity compensation plans approved by security holders	3,514,485	$6.53	2,238,698
Equity compensation plans not approved by security holders	–	–	–
Total	3,514,485	$6.53	2,238,698

(1)	Restricted stock units issued under our equity compensation plans do not require payment by the recipient to us at the time of vesting. As such, the weighted-average exercise price does not take these awards into account and only takes into account outstanding stock options.

(2)	Includes 2,906,527 shares of our common stock underlying stock options issued under the 2023 Plan, 2017 Plan and 2007 Plan.

(3)	Includes 386,438 shares of common stock underlying time-based restricted stock units and 221,520 shares of common stock underlying performance-based restricted stock units issuable assuming performance at target under the 2023 Plan and 2027 Plan.

(4)	Includes awards issuable under the 2023 Plan and 2017 Plan.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are engaged in the business of developing, commercializing and licensing proprietary processes and technologies for the $700+ billion semiconductor industry. Our lead technology, named Mears Silicon Technology™, or MST®, is a thin film of reengineered silicon, typically 100 to 300 angstroms (or approximately 20 to 60 silicon atomic unit cells) thick. MST is our proprietary and patent-protected performance enhancement technology that we believe addresses a number of key engineering challenges facing the semiconductor industry. We believe that by incorporating MST, transistors can be made smaller, with increased speed, reliability and power efficiency. In addition, since MST is an additive and low-cost technology, we believe it can be deployed on an industrial scale, with machines commonly used in semiconductor manufacturing. We believe that MST can be widely incorporated into the most common types of semiconductor products, including analog, logic, optical and memory integrated circuits.

We do not design or manufacture integrated circuits directly. Instead, we develop and license technologies and processes that we believe offer the designers and manufacturers of integrated circuits a low-cost solution to the industry’s need for greater performance and lower power consumption. Our customers and partners include:

•	foundries, which manufacture integrated circuits on behalf of fabless manufacturers;

•	integrated device manufacturers, or IDMs, which are the fully-integrated designers and manufacturers of integrated circuits;

•	fabless semiconductor manufacturers, which are designers of integrated circuits that outsource the manufacturing of their chips to foundries;

•	Manufacturers of semiconductor wafers, which provide the substrates upon which integrated circuits are fabricated:;
•	original equipment manufacturers, or OEMs, that manufacture the epitaxial, or epi, machines used to deposit semiconductor layers, such as the MST film, onto silicon wafers; and

•	electronic design automation companies, which make tools used throughout the industry to simulate performance of semiconductor products using different materials, design structures and process technologies.

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

On May 27, 2025, we entered into an Equity Distribution Agreement with Craig-Hallum as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock in an “at-the-market” offering to or through the agent, having aggregate offering proceeds of up to $50.0 million (the “2025 ATM”).

During the year ended December 31, 2025, we sold approximately 1.6 million shares pursuant to the 2022 ATM and the 2025 ATM at an average price per share of approximately $5.15, resulting in approximately $7.6 million of net proceeds to us after deducting commissions and other offering expenses.

On February 23, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors pursuant to which we agreed to issue and sell, in a registered direct offering (the “Offering”), an aggregate of 5,000,000 shares of our common stock, at a purchase price of $5.00 per share, for gross proceeds from the Offering of $25 million, before deducting the placement agent fee and estimated offering expenses. On February 24, 2026 we closed the Offering, resulting in net proceeds to us of approximately $23.6 million after commissions and expenses.

Results of Operations for the Years Ended December 31, 2025 and 2024

Revenues. To date, we have only generated limited revenue from customer engagements for engineering services, integration license agreements, R&D licenses granted under a JDA and under our license agreement with ST and licensing of MSTcad. Our MSTcad licenses grant customers the right to use MSTcad software to simulate the effects of incorporating MST technology into their semiconductor manufacturing process. MSTcad licenses are granted on a monthly or yearly basis and revenue is recognized over time.

For recognizing integration service revenue from integration license agreements, we assess (i) whether the license grant is distinct from or combined with the transfer of goods or services and (ii) whether the license is a right to access intellectual property or a right to use the intellectual property. For licenses that are not distinct, but combined with other goods or services, the revenue is recognized at a point in time or over time as the obligations to perform the combined services and/or deliver the combined goods are satisfied. Our engineering service agreements contain a technology grant as well as a performance obligation to deliver wafers with our technology deposited on them. We have historically determined the grant of rights in these agreements is not distinct from the obligation to deliver wafers and accordingly, revenue from these agreements is recognized at the time we deliver wafers. For R&D licenses, revenue is recognized at the point in time when we deliver our MST recipe because the license to manufacture products using MST technology is a right to use the Company’s technology and not a right to access the technology over time. However, in cases where our R&D license grants include a customer acceptance requirement, revenue is recognized over time. Likewise, we recognize revenue from HVM licenses at the point in time when process qualification is complete because the license to sell MST-enabled products is a right to use the Company’s technology and not a right to access the technology over time.

Revenue for the years ended December 31, 2025 and 2024 was approximately $65,000 and $135,000, respectively. Our revenue in 2025 and 2024 consisted of MSTcad licensing and related consulting services revenue, and engineering services revenue from the delivery of MST wafers.

Cost of Revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to provide integration engineering services, support for customer installation and qualification and MSTcad support. Cost of revenue was approximately $321,000 and $123,000 for the years ended December 31, 2025 and 2024, respectively. Cost of revenue is recorded when incurred and may not coincide with the recognition of revenue based on revenue recognition policies and guidance. We anticipate that our cost of revenue will vary substantially depending on the mix of license and engineering services revenues we receive and the nature of products and/or services delivered in each customer engagement.

Operating Expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the years ended December 31, 2025 and 2024, our operating expenses totaled approximately $20.9 million and $19.3 million, respectively.

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

For the years ended December 31, 2025 and 2024, we incurred approximately $12.3 million and $11.0 million, respectively, of research and development expense, an increase of approximately $1.3 million, or 12%. This increase was primarily due to an increase of approximately $676,000 in outsourced fabrication costs as well as increases of approximately $487,000 in stock-based compensation expenses and approximately $124,000 in employee-related expenses. Stock-based compensation expenses increased primarily due to our adoption of performance-based RSUs for executives, which have a higher valuation than time-based RSUs and options which had been our primary type of executive equity compensation issued in 2024.

General and administrative expenses. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs for the years ended December 31, 2025 and 2024 were approximately $7.8 million and $7.3 million, respectively, representing an increase of approximately $540,000, or 7%. The increase in costs was primarily due to an increase in stock-based compensation expense of approximately $810,000 and an approximately $114,000 increase in corporate legal fees, partially offset by a decline of approximately $421,000 in employee-related costs. Stock-based compensation expenses increased primarily due to an increase in the valuation of performance based
RSUs newly issued this year compared to time-based RSUs and options. The decrease in employee-related costs is primarily due to a reduction in executive annual bonus accrual.

Selling and marketing expenses. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the years ended December 31, 2025 and 2024 were approximately $758,000 and $1.1 million, respectively, representing a decrease of approximately $295,000, or 28%. The decrease in costs is primarily related to a reduction in headcount which decreased employee-related costs, stock-based compensation and travel expenses, partially offset by increases in recruiting costs to fill open positions.

Interest income. Interest income for the years ended December 31, 2025 and 2025 was approximately $931,000 and $779,000, respectively, an increase of approximately $152,000, or 20%. Interest income reflects interest earned on our cash, cash equivalents and short-term investments and are impacted by current interest rates and average balances over the periods presented.

Accretion income. Accretion income for the years ended December 31, 2025 and 2024 was approximately $6,000 and $178,000, respectively. Accretion income relates to the increase in value of our available-for-sale securities from the purchase date through the maturity date. Accretion income relates to the increase in value of our available-for-sale securities from the purchase date through the maturity date. As of December 31, 2025, our cash and cash equivalents were held as cash and mutual funds.

Other income/expense, net. Other income for the years December 31, 2025 and 2024 was approximately $72,000 and $73,000, respectively. Other income consisted primarily of a refundable state research and development tax credit, net of filing costs and tax consulting services for both years.

Interest expense. Interest expense for the years ended December 31, 2025 and 2024 was approximately $60,000 and $129,000, respectively. Interest expense is related to the tool financing lease entered into in August 2021.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of approximately $19.2 million and working capital of approximately $17.6 million. For the year ended December 31, 2025, we had a net loss of approximately $20.2 million and used approximately $14.9 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses. On February 24, 2026, we closed on the sale of 5,000,000 shares of our common stock, at a price of $5.00 per share, in a registered direct offering for the net proceeds of approximately $23.6 million after commissions and offering expenses.

During the year ended December 31, 2025, we sold approximately 1.6 million shares of our common stock pursuant to our 2022 and 2025 ATM facilities at an average price per share of approximately $5.15, resulting in approximately $7.6 million of net proceeds to us after deducting commissions and other offering expenses.

We believe that our available working capital as of the date of this report, and after giving effect to our February 2026 registered direct offering, is sufficient to fund our presently forecasted working capital requirements for, at least, the next 24 months following the date of the filing of this report. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our MST technology, competing technological and market developments, and the need to enter into collaborations with other companies or acquire technologies to enhance or complement our current offerings. If we are not able to generate sufficient revenue from license fees and royalties in a time frame that satisfies our cash needs, we will need to raise more capital. In the event we require additional capital, we will endeavor to acquire additional funds through various financing sources, including our ATM Facility, follow-on equity offerings, debt financing and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue-producing operations and meaningful commercial success with a smaller amount of capital. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

Cash Flows from Operating, Investing and Financing Activities:

Net cash used in operating activities of approximately $14.9 million for year ended December 31, 2025 resulted primarily from our net loss of approximately $20.2 million, adjusted by approximately $5.0 million of stock-based compensation expense.

Net cash used in operating activities of approximately $13.2 million for year ended December 31, 2024 resulted primarily from our net loss of approximately $18.4 million, adjusted by approximately $3.9 million of stock-based compensation expense and amortization of right-of-use assets of approximately $1.3 million.

Net cash provided in investing activities of approximately $951,000 for year ended December 31, 2025 consisted primarily of the maturity of short-term available-for-sale investments, offset by the acquisition of property and equipment.

Net cash provided in investing activities of approximately $6.1 million and for year ended December 31, 2024 consisted primarily of the maturity of short-term available-for-sale investments, offset by the purchase of short-term available-for-sale investments.

Net cash provided by financing activities of approximately $7.4 million for the year ended December 31, 2025 related primarily to net proceeds from our ATM Facility and the exercise of stock options, offset in part by approximately $1.2 million in principal payments on our financing lease.

Net cash provided by financing activities of approximately $20.3 million for the year ended December 31, 2024 related primarily to net proceeds from our ATM Facility, offset in part by approximately $1.1 million in principal payments on our financing lease.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires us to use judgment in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets, liabilities, sales and expenses as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results could differ from our estimates.

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

Stock-based Compensation

We have stock-based compensation programs, which include restricted stock awards (“RSAs”), Restricted stock Units (“RSUs”) and stock options and an employee stock purchase plan. We account for stock-based compensation expense, including the expense for grants of RSAs and stock options that may be settled in shares of our common stock, based on the fair values of the equity instruments issued. The fair value is determined on the measurement date, which is the date of grant. The fair value of our RSAs is measured at the market price of our common stock on the measurement date amortized over the vesting period of the award. The fair value of our time-based RSUs is based on the closing price on the day of grant and they vest over zero to four years. Awards of performance-based restricted stock units we issue have a performance period of one, two and three years with the vesting of each award tranche dependent on our Total Shareholder Return (“TSR”) relative to the TSR of companies in the Russell 2000 Index over that tranche’s performance period. The fair value for performance-based awards is fixed at the grant date using a Monte Carlo simulation and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of TSR achievement. The fair value for our stock option awards is determined at the grant date using the Black-Scholes Option Pricing Model and amortized over the vesting period of the option.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Atomera Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Atomera Incorporated (the “Company”) as of December 31, 2025, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2015 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Melville, NY
February 24, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Atomera Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Atomera Incorporated (the “Company”) as of December 31, 2024 , the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor from 2015 through 2025.

Melville, NY
March 4, 2025

Atomera Incorporated

Balance Sheets

(in thousands, except per share data)

	December 31,
	2025	2024
ASSETS

Current Assets:
Cash and cash equivalents	$19,210	$25,778
Short-term investments	–	995
Accounts receivable	–	6
Interest receivable	54	73
Prepaid expenses and other current assets	338	240
Total current assets	19,602	27,092

Property and equipment, net	60	59
Long-term prepaid maintenance and supplies	–	91
Security deposit	14	14
Operating lease right-of-use-asset	884	280
Financing lease right-of-use-asset	533	1,588

Total assets	$21,093	$29,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$608	$492
Accrued expenses	168	239
Accrued payroll related expenses	650	1,328
Current operating lease liability	147	260
Current financing lease liability	420	1,253
Deferred revenue	7	4
Total current liabilities	2,000	3,576

Long-term operating lease liability	712	22
Long-term financing lease liability	–	449

Total liabilities	2,712	4,047

Commitments and contingencies (see Note 9)	–	–

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 2,500 shares: none issued and outstanding at December 31, 2025 and 2024	–	–
Common stock, $0.001 par value, authorized 47,500 shares; 32,354 shares issued and outstanding at December 31, 2025 and 30,540 shares issued and outstanding at December 31, 2024	32	31
Additional paid-in capital	260,043	246,565
Other comprehensive income	–	1
Accumulated deficit	(241,694)	(221,520)

Total stockholders’ equity	18,381	25,077

Total liabilities and stockholders’ equity	$21,093	$29,124

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2025	2024
Revenue:	$65	$135
Cost of revenue	(321)	(123)
Gross margin	(256)	12

Operating Expenses:
Research and development	12,303	11,029
General and administrative	7,806	7,266
Selling and marketing	758	1,053
Total operating expenses	20,867	19,348

Loss from operations	(21,123)	(19,336)

Other income (expense):
Interest income	931	779
Accretion income	6	178
Other income, net	72	73
Interest expense	(60)	(129)
Total other income, net	949	901

Net loss	$(20,174)	$(18,435)
Net loss per common share, basic	$(0.65)	$(0.68)
Net loss per common share, diluted	$(0.65)	$(0.68)

Weighted average number of common shares outstanding, basic	30,844	27,217
Weighted average number of common shares outstanding, diluted	30,844	27,217

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2025	2024
Net loss	$(20,174)	$(18,435)
Unrealized gain (loss) on available-for-sale securities	(1)	1
Net comprehensive loss	$(20,175)	$(18,434)

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance January 1, 2024	26,107	$26	$221,229	$–	$(203,085)	$18,170
Stock-based compensation	340	–	3,867	–	–	3,867
Stock option exercises	31	–	197	–	–	197
Forfeiture of restricted stock issuance	(43)	–	–	–	–	–
At-the-market sale of stock, net of commissions and expenses	4,103	5	21,262	–	–	21,267
Other sale	2	–	10	–	–	10
Net loss	–	–	–	–	(18,435)	(18,435)
Unrealized gain on available-for-sale securities	–	–	–	1	–	1
Balance December 31, 2024	30,540	$31	$246,565	$1	$(221,520)	$25,077
Stock-based compensation	78	–	4,963	–	–	4,963
Stock option exercises	173	–	905	–	–	905
At-the-market sale of stock, net of commissions and expenses	1,563	1	7,610	–	–	7,611
Net loss	–	–		–	(20,174)	(20,174)
Unrealized gain on available-for-sale securities	–	–	–	(1)	–	(1)
Balance December 31, 2025	32,354	$32	$260,043	$–	$(241,694)	$18,381

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(20,174)	$(18,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48	54
Operating lease right of use asset amortization	252	237
Financing lease right of use asset amortization	937	1,074
Stock-based compensation	4,963	3,867
Accretion of discounts on available-for-sales securities	(6)	(161)
Changes in operating assets and liabilities:
Accounts receivable	6	(6)
Unbilled contracts receivable	–	550
Interest receivable	20	16
Prepaid expenses and other current assets	(7)	4
Accounts payable	115	(126)
Accrued expenses	(71)	17
Accrued payroll expenses	(678)	(54)
Operating lease liability	(279)	(277)
Deferred revenue	3	4
Net cash used in operating activities	(14,871)	(13,236)

CASH FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(49)	(14)
Purchase of available-for-sale securities	–	(5,268)
Maturity of available-for-sale securities	1,000	11,366
Net cash provided by investing activities	951	6,084

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market sale of stock, net of commissions and expenses	7,611	21,267
Proceeds from exercise of stock options	905	197
Proceeds from stock sales	–	10
Payments of principal for financing lease	(1,164)	(1,135)
Net cash provided by financing activities	7,352	20,339

Net increase (decrease) in cash and cash equivalents	(6,568)	13,187

Cash and cash equivalents at beginning of year	25,778	12,591

Cash and cash equivalents at end of year	$19,210	$25,778

Supplemental information:
Cash paid for interest	$60	$129
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

Atomera Incorporated

Notes to the Financial Statements

1.	NATURE OF OPERATIONS

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

At December 31, 2025, the Company had cash and cash equivalents of approximately $19.2 million and working capital of approximately $17.6 million. The Company has generated only limited revenues since inception and has incurred recurring operating losses. Accordingly, it is subject to all the risks inherent in the initial organization, financing, expenditures, and scaling of a new business that is not generating positive cashflow.

On May 31, 2022, Atomera entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and Craig-Hallum Capital Group LLC (“Craig-Hallum”), as agents, under which the Company offered and sold, from time to time at its sole discretion, shares of its $0.001 par value common stock (“common stock”) in an at the market offering to or through the agents, having aggregate offering proceeds of up to $50.0 million (the “2022 ATM”). The 2022 ATM Facility expired on March 18, 2025.

On May 27, 2025, Atomera entered into an Equity Distribution Agreement with Craig-Hallum as agent, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock in an at-the-market offering to or through the agent, having aggregate offering proceeds of up to $50.0 million (the “2025 ATM”).

During the year ended December 31, 2025, the Company sold approximately 1.6 million shares of common stock pursuant to the 2022 ATM and the 2025 ATM at an average price per share of approximately $5.15, resulting in approximately $7.6 million of net proceeds to the Company after deducting commissions and other offering expenses.

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

The Company's portfolio of short-term investments is comprised solely of U.S. treasury bills and agency bonds with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the balance sheets and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss).

Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income, net in the statements of operations when incurred. Unrealized gains and losses are included in other comprehensive income (loss) on the balance sheets.

Concentration of Credit Risk and Major Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts receivable. One customer represented 77% of revenue and another customer represented 23% of the Company’s revenue during the year ended December 31, 2025. One customer represented 63% of revenue and another customer represented 37% of the Company’s revenue during the year ended December 31, 2024.

At times, the amounts on deposit at the financial institution exceed the federally insured limits. Management believes that the financial institution which holds the Company’s cash is financially sound and, accordingly, that minimal credit risk exists. As of December 31, 2025 and 2024, the Company’s cash balances were in excess of insured limits maintained at the financial institution.

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

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable and unbilled contracts receivable accounts under Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company periodically reviews these receivables to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, and an analysis of days sales outstanding by customer. Due to the Company’s low volume of customers, management reviews the receivable balances on a customer by customer basis. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The accounts receivable balance at December 31, 2025 was zero. At December 31, 2024, there were no allowances for doubtful accounts as the Company deemed the balance fully collectible.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with authoritative guidance which requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. At December 31, 2025 and 2024, the Company had noted no indicators of impairment.

Property and Equipment

Items capitalized as property and equipment are stated at cost. Maintenance and routine repairs are charged to operations when incurred, while betterments and renewals are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets starting when the asset is placed in service.

Revenue

The Company generates revenue from integration engineering services, which it delivers either pursuant to integration license agreements or delivery of engineering services and from the grant of R&D licenses to customers to use its technology in the manufacture of semiconductor wafers and/or devices for the customer’s internal use. Revenue is recognized based on the following steps: (i) identification of the contract, or contracts, with a customer, (ii) identification of the performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations of the contract, and (v) recognition of revenue when, or as, the Company satisfies a performance obligation. The Company’s integration services generally consist of depositing its proprietary technology onto the customer’s semiconductor wafers and delivering such wafers back to the customer. Revenue from integration services is recognized as the performance obligations are satisfied, which is upon transfer of control of the wafers to the customer (generally upon shipment). Revenue from manufacturing licenses is recognized as the performance obligations are satisfied, which is generally upon delivery of the Company’s MST recipe to the customer but is recognized over time if the performance obligation related to the grant of the license includes customer acceptance.

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

Stock-based Compensation

The Company computes stock-based compensation in accordance with authoritative guidance. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of its stock options. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the common stock of the Company, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. The fair value for performance-based restricted stock units is fixed at the grant date using a Monte Carlo simulation. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. Forfeitures are recorded when they occur.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are not recorded as a tax benefit or expense in the current year. The Company recognizes interest and penalties, if any, related to uncertain tax positions in interest expense. No interest and penalties related to uncertain tax positions were accrued at either December 31, 2025 or 2024.

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

Adoption of Recent Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This new guidance requires entities on an annual basis disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The guidance applies to annual periods beginning after December 15, 2024 on a prospective basis. The Company adopted this ASU on January 1, 2025 and it did not have a material impact on its financial position, results of operations or financial statement disclosure.

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

In September 2025, the FASB issued ASU 2025-06 Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments require that an entity capitalize software costs when both: management has authorized and committed to funding the software project; and it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 will be effective for the annual periods beginning after December 15, 2027. The Company does not expect ASU 2025-04 will have a material impact on its financial position, results of operations or financial statement disclosure.

In December 2025, the FASB issued ASU 2025-11: Interim Reporting (Topic 270): Narrow-Scope Improvements. The guidance was issued to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The guidance also provides additional guidance on what disclosures should be provided in interim reporting periods. The guidance is effective on a prospective or retrospective basis for financial statements issued for fiscal years beginning after December 15, 2027, and interim reporting periods within fiscal years beginning after December 15, 2028. Early adoption of the guidance is permitted. The Company does not expect ASU 2025-11 will have a material impact on its financial position, results of operations or financial statement disclosure.

4.	CASH EQUIVALENTS AND INVESTMENTS

The Company’s cash, cash equivalents and short-term investments that were measured at fair value on a recurring basis as Level 1 assets, classified by security type as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025
	Cost	Unrealized Gain/(Loss)	Accretion of Discount	Fair Value
Cash	$279	$–	$–	$279
Mutual funds	18,931	–	–	18,931
Total	$19,210	$–	$–	$19,210

	December 31, 2024
	Cost	Unrealized Gain/(Loss)	Accretion of Discount	Fair Value
Cash	$1	$–	$–	$1
Mutual funds	25,777	–	–	25,777
US agency bonds	976	1	18	995
Total	$26,754	$1	$18	$26,773

5.	REVENUE

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

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Primary geographic markets
North America	$65	$135
Europe	–	–
Total	$65	$135

Timing of revenue recognition
Products and services transferred at a point in time	$61	$50
Products and services transferred over time	4	85
Total	$65	$135

Unbilled contracts receivable

Timing of revenue recognition may differ from the timing of invoicing customers. Accounts receivable includes amounts billed and currently due from customers. Unbilled contracts receivable represents unbilled amounts expected to be received from customers in future periods, where the revenue recognized to date exceeds the amount billed, and the right to receive payment is subject to the underlying contractual terms. Unbilled contracts receivable amounts may not exceed their net realizable value and are classified as long-term assets if the payments are expected to be received more than one year from the reporting date. The Company had no unbilled contracts receivable as of December 31, 2025.

Deferred Revenue

The Company records deferred revenue for customers that were issued invoices, but from which the Company has not yet recognized the revenue based on its revenue recognition policy. As of December 31, 2025, the Company has approximately $7,000 in deferred revenue that is expected to be recognized in the next 12 months.

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024
Stock Options	2,907	3,793
Unvested restricted stock units	234	–
Unvested restricted stock awards	608	469
Total	3,749	4,262

7.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Laboratory equipment	$187	$163
Computers equipment	176	169
Furniture and fixtures	92	92
Leasehold improvements	24	24
Office equipment	7	4
Software	4	4
	490	456
Less: Accumulated depreciation and amortization	(430)	(397)
Total net assets	$60	$59

Depreciation and amortization expense relating to property and equipment was approximately $48,000 and $54,000 for the years ended December 31, 2025 and 2024, respectively. The Company depreciates computer equipment, laboratory equipment and office equipment on straight-line basis over three years. Furniture and fixtures are depreciated on a straight-line basis over five years. The Company amortizes software on straight-line basis over three years. Leasehold improvements are amortized over the remaining life of the lease.

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

In December 2025, the Company and its landlord amended the lease of the corporate headquarters in Los Gatos, California. The amendment extends the expiration date of the lease from January 2026 to March 2031. An additional ROU asset and lease liability of approximately $856,000 were recorded during the year ended December 31, 2025. The lease liability is based on the present value of the minimum lease payments, discounted using an estimated incremental borrowing rate of 8.75%. The lease contains escalating payments on the anniversary of the original commencement of the lease which are included in the measurement of the lease liability. Additional payments based on a change in the Company’s share of the operating expenses, including property taxes and insurance are recorded as a period expense when incurred.

In December 2025, the Company entered into a lease agreement for an epitaxial deposition tool in Tempe, Arizona, distinct from the tool previously mentioned. The term of this lease is for 12 months beginning on January 1, 2026 for $95,000 per month. Since the lease term is not for more than one year and there are no extension provisions in the lease, the future lease payments are not included in the lease obligations on the Company’s balance sheets.

Lease expense for operating leases consists of the lease payments recognized on a straight-line basis over the lease term. Expenses for financing leases consists of the amortization expenses recognized on a straight-line basis over the lease term and interest expense. The components of lease costs were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Financing lease costs:
Amortization of ROU assets	$937	$1,074
Interest on lease liabilities	60	129
Total financing lease costs	$997	$1,203

Operating lease costs
Fixed lease costs	$262	$262
Variable lease costs	10	3
Short-term lease costs	1,143	1,044
Total operating lease costs	$1,415	$1,309

Future minimum payments under non-cancellable leases as of December 31, 2025 were as follows (in thousands):

For the Year Ended December 31,	Financing leases	Operating leases
2026	$425	$155
2027	–	210
2028	–	216
2029	–	223
2030 & thereafter	–	288
Total future minimum lease payments	425	1,092
Less imputed interest	(5)	(233)
Total lease liability	$420	$859

The below table provides supplemental information and non-cash activity related to the Company’s operating and financing leases (in thousands):

	Year Ended December 31,
	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$289	$302
Cash paid for amounts included in the measurement of financing lease liabilities	$1,224	$1,263
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$856	$–
Remeasurement of right-of use asset and liability in financing lease obligations	$(119)	$(241)

The table above does not include short-term leases that are one-year or less. The weighted average remaining discount rate is 5.25% for the Company’s financing leases and 8.74% for the Company’s operating leases. The weighted average remaining lease term is. .7 months for the financing lease and 4.6 years for operating leases.

9.	COMMITMENTS AND CONTINGENCIES

Legal

The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which the Company is or could become involved in litigation may have a material adverse effect on its business and financial condition. The Company is not party to any material litigation as of December 31, 2025 or through the date these financial statements have been issued.

10.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 2,500,000 shares of preferred stock, $0.001 par value. As of December 31, 2025, and 2024, no shares have been designated and no shares are issued and outstanding. Preferred stock may rank prior to common stock with respect to dividends rights, liquidation preferences, or both, and may have full or limited voting rights.

On May 31, 2022, Atomera entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and Craig-Hallum Capital Group LLC (“Craig-Hallum”), as agents, under which the Company offered and sold, from time to time at its sole discretion, shares of its common stock in an at the market offering to or through the agents, having aggregate offering proceeds of up to $50.0 million (the “2022 ATM”). The 2022 ATM Facility expired on March 18, 2025.

On May 27, 2025, Atomera entered into an Equity Distribution Agreement with Craig-Hallum as agent, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock in an at-the-market offering to or through the agent, having aggregate offering proceeds of up to $50.0 million (the “2025 ATM”).

During the year ended December 31, 2025, the Company sold approximately 1.6 million shares of common stock pursuant to the 2022 ATM and the 2025 ATM at an average price per share of approximately $5.15, resulting in approximately $7.6 million of net proceeds to the Company after deducting commissions and other offering expenses. As of December 31, 2025, the Company has remaining gross capacity on the ATM of approximately $44.4 million and proceeds to the Company would be reduced by commissions and other offering costs.

On April 28, 2024, the Company sold 2,247 shares of its common stock to the Chief Executive Officer, Scott Bibaud, at a price of $4.45 per share, which was determined to be the fair market value on the date of the transaction. The total proceeds from the sale amounted to approximately $10,000.

As of December 31, 2025, the Company has reserved approximately 6.0 million shares of common stock for issuance pursuant to outstanding stock options and restricted stock units.

11.	SEGMENT REPORTING

The Company operates as a single operating segment. The Company's chief operating decision maker (“CODM”) is its chief executive officer and chief financial officer who review financial information. The CODM uses total operating expense, operating margin and related impact on cash consumption to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the overall headcount, allocation of headcount, research and development expenditures, licensing and royalty rates offered to customers and capital expenditure commitments. The measure of assets are reported on the accompanying balance sheets as total assets.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Revenue:	$65	$135
Less expenses(1):
Employee related expenses	5,825	6,407
Stock-based compensation	4,963	3,867
Travel and entertainment	313	368
Tool related expenses	2,388	2,438
Consulting expenses	591	725
Metrology and other outsourced research expenses	1,989	1,099
Intellectual property related expenses	1,319	1,312
Other operating items(2)	3,800	3,255
Operating margin	(21,123)	(19,336)
Other income (expense), net	949	901
Net loss	$(20,174)	$(18,435)

(1)	Expenses classified as cost of revenue are included in the line items presented and not as a separate category.
(2)	Other operating expenses include items not listed above separately. These include travel and entertainment, professional development, information technology costs, office related costs, depreciation, other research and development costs, other sales and marketing costs and other general and administrative costs.

12.	STOCK-BASED COMPENSATION

The Company’s 2007 Equity Incentive Plan (the “2007 Plan) expired in March 2017, however all options and warrants outstanding at the time of the expiration remained outstanding and exercisable by their term. As of December 31, 2025, options to purchase approximately 668,000 shares of common stock remain outstanding under the 2007 Plan.

In May 2017, the Company’s shareholders approved its 2017 Stock Incentive Plan (the “2017 Plan”). The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted share grants. The Company reserved a total of 3,750,000 shares of common stock for issuance under the 2017 Plan. All employees, officers, directors, consultants, advisors and other persons who provide services to the Company or any subsidiaries of the Company are eligible to receive incentive awards under the 2017 Plan. As of December 31, 2025, awards of approximately 3.7 million shares of common stock had been granted under the 2017 Plan, net of forfeited restricted stock and option awards and approximately 15,000 shares of common stock are reserved for issuance.

In May 2023, the Company’s shareholders approved its 2023 Stock Incentive Plan (the “2023 Plan”). The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted share grants. The Company originally reserved a total of 2,000,000 shares of common stock for issuance under the 2023 Plan. In May 2025, Company’s shareholders approved an amendment to the 2023 Plan, adding an additional 1,750,000 shares to this plan. All employees, officers, directors, consultants, advisors and other persons who provide services to the Company or any subsidiaries of the Company are eligible to receive incentive awards under the 2023 Plan. As of December 31, 2025, awards of approximately 1.5 million shares of common stock had been granted under the 2023 Plan, net of forfeited restricted stock and option awards and approximately 2.2 million shares of common stock are reserved for issuance.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations during the years ended December 31, 2025 and 2024 for stock options and restricted stock (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$2,053	$1,566
General and administrative	2,930	2,120
Selling and Marketing	(20)	181
Total	$4,963	$3,867

As of December 31, 2025, there was approximately $6.6 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 2.0 years.

Stock Options:

The Company records compensation expense for employee stock options over the vesting term using the straight-line method. The fair value of employee stock options issued was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024
Exercise price:	$3.25	$5.39
Grant date fair value per share:	$2.65	$4.16
Assumptions:
Expected volatility	90.92%	84.42%
Weighted average expected term (in years)	7.55	7.00
Risk-free interest rate	3.82	4.29
Expected dividend yield	0.0%	0.0%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the historical volatility of the Company. The expected life of the Company’s options was estimated using historical data of the Company’s option activity. The dividend yield considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future.

The fair value of options issued during the year ended December 31, 2025 was approximately $517,000. The following table summarizes stock option activity during the year ended December 31, 2025 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices per Share	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2025	3,793	$6.64
Granted	195	$3.25
Exercised	(173)	$5.23
Forfeited	(167)	$3.50
Expired	(741)	$7.23
Outstanding at December 31, 2025	2,907	$6.53	4.55	$–
Exercisable at December 31, 2025	2,383	$6.78	4.55	$–

Restricted Stock Awards:

The Company has issued restricted stock awards to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. Time based awards are expenses using the straight-line method. . The following table summarizes all restricted stock award activity during the year ended December 31, 2025 (in thousands except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2025	469	$7.17
Vested	(231)	$7.41
Forfeited	(4)	$8.77
Outstanding non-vested shares at December 31, 2025	234	$6.90

Restricted Stock Units:

Beginning in January 2025, the Company began issuing restricted stock units (“RSUs”) to employees, directors and consultants and a portion of the RSUs issued are subject to time-based vesting and a portion are subject to performance-based vesting criteria. The fair value of time-based RSUs is based on the closing price on the day of grant and compensation expenses are recorded on a straight-line method. Awards of performance-based restricted stock units by the Company have a performance period of one, two and three years with the vesting of each award tranche dependent on the Company’s Total Shareholder Return (“TSR”) relative to the TSR of companies in the Russell 2000 Index over that tranche’s performance period. The fair value for performance-based RSUs are fixed at the grant date using a Monte Carlo simulation and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of TSR achievement. The compensation expense is recognized using the accelerated expense attribution method for each award, which generally equals the vesting term for each performance period.

The following table summarizes all restricted stock unit activity during the year ended December 31, 2025 (in thousands except per share prices data):

	Time-Based Units	Performance- Based Units	Total Restricted Stock Units	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2025	–	–	–	$–
Granted	503	251	754	$7.52
Vested	(82)	–	(82)	$6.34
Forfeited	(34)	(30)	(64)	$8.08
Outstanding at December 31, 2025	387	221	608	$7.62

13.	401(k) PLAN

During 2002, the Company established a plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers substantially all of its employees who have attained 18 years of age. Employees may elect to contribute part of their annual compensation to the 401(k) Plan, up to the maximum deferral allowance for individuals by the Internal Revenue Service under Code Section 401(k), and the Company may make a matching contribution. During the years ended December 31, 2025 and 2024, the Company made matching contributions of approximately $72,000 and $83,000, respectively.

14.	INCOME TAXES

The loss before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(20,174)	$(18,435)
International	–	–
Total	$(20,174)	$18,435)

The Company had $0 current income tax expense for the years ended December 31, 2025 and 2024, respectively. The Company accounts for income taxes in accordance with ASC 740, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by approximately $4.0 million and $3.6 million during the years ended December 31, 2025 and 2024, respectively.

The Company’s deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$33,206	$29,678
Tax credit	3,123	2,742
Fixed assets and intangibles	345	427
Stock compensation	1,556	1,471
Accruals and other	136	284
Lease liability	273	428
Capitalized research and development	4,964	4,714
Total deferred tax assets	43,603	39,744
Deferred tax liabilities:
Right of use asset	(303)	(403)
Total deferred tax assets	(303)	(403)
Valuation allowance	(43,300)	(39,341)
Net deferred tax asset	$–	$–

Net operating losses and tax credit carryforwards as of December 31, 2025, are as follows (in thousands):

	Amount	Expiration in years
Net operating losses, federal	$112,763	No expiration
Net operating losses, federal	$34,791	2027-2037
Net operating losses, state	$40,653	2030-2044
Tax credits, federal	$2,709	2036-2044
Tax credits, state	$1,204	No expiration
Tax credits, state	$974	2031-2040

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate after adoption of ASU 2023-09 as follows (dollars in thousands):

	Year Ending December 31, 2025
	$	%
Statutory rate	$(4,237)	21.00%
State and local income taxes, net of federal income tax	(68)	0.34%
Enactment of new tax laws	–	–%
Enactment of cross-border tax laws	–	–%
Tax Credits	(335)	1.66%
Change in valuation allowance	3,843	(19.05)%
Stock based compensation	625	(3.10)%
Officer’s compensation	33	(0.16)%
Other	5	(0.03)%
Worldwide changes in unrecognized tax benefits	134	(0.66)%
Total	$–	–%

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate before the adoption of ASU 2023-09 as follows:

Year Ending December 31, 2024
Statutory rate	21.00%
State rate	(0.37)%
Change in valuation allowance	(19.55)%
Other non-deductible items	0.04%
Change in tax credits	0.95%
Section 162(m) limitation	–%
Stock based compensation excess windfall	(2.07)%
Total	–%

Utilization of U.S. net operating losses and tax credit carryforwards may be limited by “ownership change” rules, as defined in Section 382 and Section 383 of the Internal Revenue Code. Similar rules may apply under state tax laws. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. The Company rolled forward its Section 382 study through the period ended December 31, 2024. The Company did not trigger an ownership change through this period. Although the Company has not rolled its Section 382 through December 31, 2025, an ownership change during the 2025 is not expected as there have been limited amounts of equity activity.

The Company establishes reserves for uncertain tax positions based on the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2025 and 2024, respectively, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Balance at beginning of year	$1,298	$1,219
Increases (decreases) – prior year tax positions	(29)	(72)
Increases – current year tax positions	177	151
Balance at end of year	$1,446	$1,298

The following table summarizes the activity in the Company’s Valuation Allowance and Qualifying Accounts for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Balance at beginning of year	$39,341	$35,738
Additions	4,496	3,816
Deductions	(537)	(213)
Balance at end of year	$43,300	$39,341

15.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through the date these financial statements were issued.

Since December 31, 2025, the Company has issued 1.3 million additional shares of common stock through its ATM offering at an average price per share of $2.47 resulting in additional net proceeds of approximately $3.2 million, after deduction of commissions and expenses.

On February 24, 2026, the Company completed a registered direct offering (the “Offering”) of 5,000,000 shares of the Company’s common stock, par value $0.001 per share common stock at a purchase price of $5.00 per share (the “Shares”) pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”). In connection with the Offering, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Craig-Hallum, pursuant to which Craig-Hallum served as the exclusive placement agent for the issuance and sale of securities of the Company pursuant to the Purchase Agreement. As compensation for such placement agent services, the Company paid Craig-Hallum an aggregate cash fee equal to 5.0% of the gross proceeds received by the Company from the Offering and agreed to reimburse up to $75,000 of legal and other expenses as actually incurred. Net proceeds to the Company after deducting the placement agent fee and expenses were approximately $23.6 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer) principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2025.

(b)	Remediation of Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the year ended December 31, 2024, we identified a material weakness in internal control over the review and approval of journal entries into our general ledger.

The Company has concluded that the material weakness described above was fully remediated as of December 31, 2025, due to the implementation of a journal entry review process. These controls were tested and determined to be operating effectively as of December 31, 2025. The remediation efforts are complete and address the previously identified deficiencies and enhance our overall internal control environment.

(d)	Changes in internal control over financial reporting.

Except for the remediation of the material weakness described above, there were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e)	Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting (“ICFR”) as of December 31, 2025 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective , at the reasonable assurance level as of December 31, 2025.

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

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2025 fiscal year pursuant to Regulation 14A for our 2026 Annual Meeting of Stockholders, or the 2026 Proxy Statement, and the information to be included in the 2026 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item will be contained in the 2026 Proxy Statement and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required under this item will be contained in the 2026 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required under this item will be contained in the 2026 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be contained in the 2026 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required under this item will be contained in the 2026 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit
No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Form 8-K filed on February 11, 2026.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

4.1	Description of Capital Stock	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 19, 2021.

10.1	Assignment of Patent Rights dated April 3, 2009 between Dr. Robert Mears and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

10.2+	2007 Stock Incentive Plan	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

10.3	Lease Agreement dated January 19, 2016 between 750 University, LLC and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

10.4+	Form of Restricted Stock Agreement	Incorporated by reference from the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on July 29, 2016.

10.5+	2017 Stock Incentive Plan	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed on April 10, 2017.

10.6	First Amendment to Lease Agreement dated January 19, 2016 between 750 University, LLC and the Registrant	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 6, 2018.

10.7	Second Amendment to Lease Agreement dated January 19, 2016 between 750 University, LLC and the Registrant	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 19, 2021.

10.8	Third Amendment to Lease Agreement dated December 19, 2025 between 750 University, LLC and the Registrant	Filed electronically herewith

10.9	Equity Distribution Agreement dated May 27, 2025 between the Company and Craig-Hallum Capital Group LLC	Incorporated by reference from the Company’s Registration Statement on Form S-3 filed on May 27, 2025.

10.10+	2023 Stock Incentive Plan, as amended	Incorporated by reference from Registrant’s Definitive Proxy Statement Form 14A filed on March 19, 2025.

10.11+	Amended and Restated Employment Agreement dated May 5, 2025 between Scott Bibaud and the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 5, 2025.

10.12+	Employment Agreement dated March 3, 2025 between Francis Laurencio and the Registrant	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 4, 2025.

10.13+	Employment Agreement dated March 3, 2025 between Dr. Robert Mears and the Registrant	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 4, 2025.

10.14	Form of Securities Purchase Agreement dated February 23, 2026 between the Registrant and the purchasers thereto	Incorporated by reference from the Registrant’s Form 8-K filed on February 24, 2026.

10.15	Placement Agent Agreement dated February 23, 2026 between the Registrant and Craig-Hallum Capital Group, LLC	Incorporated by reference from the Registrant’s Form 8-K filed on February 24, 2026.

10.16	Form of Lock Up Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 24, 2026.

19.1	Insider Trading Policy	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 4, 2025.

21.1	List of Subsidiaries	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.

23.1	Consent of CBIZ CPAs P.C., Independent Registered Public Accounting Firm	Filed electronically herewith

23.2	Consent of Marcum LLP, Independent Registered Public Accounting Firm	Filed electronically herewith
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed electronically herewith

97.1	Atomera, Incorporated Executive Officer Clawback Policy	Incorporated by reference from the Registrant’s Form 10-K filed on February 15, 2024.

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 11	Files electronically herewith

+       Indicated management compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary

None provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATOMERA INCORPORATED.

Date: February 24, 2026	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: February 24, 2026	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Bibaud	Chief Executive Officer and Director	February 24, 2026
Scott A. Bibaud	(Principal Executive Officer)

/s/ John D. Gerber	Director and Chairman	February 24, 2026
John Gerber

/s/ Steven K. Shevick	Director	February 24, 2026
Steven K. Shevick

/s/ Duy-Loan Le	Director	February 24, 2026
Duy-Loan Le

/s/ Suja Ramnath	Director	February 24, 2026
Suja Ramnath

