Form 10-Q
period 2026-03-31
Atomera Inc
filed 2026-05-05
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 001-37850

ATOMERA INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	30-0509586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of April 29, 2026 is 38,716,500.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,160	$19,210
Short-term investments	26,930	–
Accounts receivable	41	–
Interest receivable	139	54
Prepaid expenses and other current assets	788	338
Total current assets	42,058	19,602

Property and equipment, net	51	60
Security deposit	14	14
Operating lease right-of-use asset	1,176	884
Financing lease right-of-use-asset	322	533

Total assets	$43,621	$21,093

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$677	$608
Accrued expenses	213	168
Accrued payroll-related expenses	782	650
Current operating lease liability	301	147
Current financing lease liability	106	420
Deferred revenue	96	7
Total current liabilities	2,175	2,000

Long-term operating lease liability	896	712

Total liabilities	3,071	2,712

Commitments and contingencies (see Note 9)	–	–

Stockholders’ equity:
Preferred stock $0.001 par value, authorized 2,500 shares; none issued and outstanding as of March 31, 2026 and December 31, 2025	–	–
Common stock: $0.001 par value, authorized 47,500 shares; 38,723 shares issued and 38,716 outstanding as of March 31, 2026; and 32,354 shares issued and outstanding as of December 31, 2025	39	32
Additional paid in capital	288,301	260,043
Other comprehensive income	(23)	–
Accumulated deficit	(247,767)	(241,694)
Total stockholders’ equity	40,550	18,381
Total liabilities and stockholders’ equity	$43,621	$21,093

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$11	$4
Cost of revenue	(126)	–
Gross profit (loss)	(115)	4

Operating expenses
Research and development	3,457	3,255
General and administrative	2,333	2,088
Selling and marketing	419	124
Total operating expenses	6,209	5,467

Loss from operations	(6,324)	(5,463)

Other income (expense)
Interest income	197	270
Accretion income	57	6
Interest expense	(4)	(21)
Other income (expense), net	1	(1)
Total other income (expense), net	251	254

Net loss	$(6,073)	$(5,209)

Net loss per common share, basic	$(0.17)	$(0.17)
Net loss per common share, diluted	$(0.17)	$(0.17)

Weighted average number of common shares outstanding, basic	35,256	30,243
Weighted average number of common shares outstanding, diluted	35,256	30,243

The accompanying notes are an integral part of these condensed financial statements.

4

Atomera Incorporated

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Net loss	$(6,073)	$(5,209)
Unrealized gain (loss) on available-for-sale securities	(23)	(1)
Net loss	$(6,096)	$(5,210)

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance January 1, 2026	32,354	$32	$260,043	$–	$(241,694)	$18,381
Stock-based compensation	27	–	1,406	–	–	1,406
Stock option exercises	22	–	124	–	–	124
Forfeiture of restricted stock award	(7)	–	–	–	–	–
Registered direct offering of common stock, net of commissions, expenses and other offering costs	5,000	5	23,591	–	–	23,596
At-the-market sale of stock, net of commissions and expenses	1,320	2	3,137	–	–	3,139
Net loss	–	–	–	–	(6,073)	(6,073)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(23)	–	(23)
Balance March 31, 2026	38,716	$39	$288,301	$(23)	$(247,767)	$40,550

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance January 1, 2025	30,540	$31	$246,565	$1	$(221,520)	$25,077
Stock-based compensation	–	–	1,009	–	–	1,009
At-the-market sale of stock, net of commissions and expenses	164	–	2,407	–	–	2,407
Net loss	–	–	–	–	(5,209)	(5,209)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(1)	–	(1)
Balance March 31, 2025	30,704	$31	$249,981	$–	$(226,729)	$23,283

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(6,073)	$(5,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	12
Operating lease right of use asset amortization	50	61
Financing lease right of use asset amortization	211	251
Stock-based compensation	1,406	1,009
Net accretion of discounts on available-for-sale securities	(40)	(6)
Changes in operating assets and liabilities:
Accounts receivable	(41)	6
Interest receivable	(10)	(8)
Prepaid and other current assets	(450)	(95)
Accounts payable	69	269
Accrued expenses	45	(44)
Accrued payroll expenses	132	(926)
Operating lease liability	(4)	(98)
Deferred revenue	89	(4)
Net cash used in operating activities	(4,607)	(4,782)

Cash flows from investing activities
Acquisition of property and equipment	–	(4)
Purchase of available-for-sale securities	(26,988)	–
Maturity of available-for-sale securities	–	1,000
Net cash provided by/(used in) investing activities	(26,988)	996

Cash flows from financing activities
Proceeds from registered direct offering of common stock net of commissions and expenses	23,596	–
Proceeds from at-the-market sale of stock, net of commissions and expenses	3,139	2,407
Proceeds from exercise of stock options	124	–
Payments on principal of financing lease	(314)	(276)
Net cash provided by financing activities	26,545	2,131

Net (decrease) in cash and cash equivalents	(5,050)	(1,655)

Cash and cash equivalents at beginning of period	19,210	25,778

Cash and cash equivalents at end of period	$14,160	$24,123

Supplemental information:
Cash paid for interest	$4	$21
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these condensed financial statements.

ATOMERA INCORPORATED

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025

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

At March 31, 2026, the Company had cash, cash equivalents and short-term investments of approximately $41.1 million and working capital of approximately $39.9 million. The Company has generated only limited revenues since inception and has incurred recurring operating losses. Accordingly, it is subject to all the risks inherent in the initial organization, financing, expenditures, and scaling of a new business that is not generating positive cashflow.

On May 31, 2022, Atomera entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and Craig-Hallum Capital Group LLC (“Craig-Hallum”), as agents, under which the Company offered and sold, from time to time at its sole discretion, shares of its $0.001 par value common stock in an at the market offering to or through the agents, having aggregate offering proceeds of approximately $44.8 million (the “2022 ATM”). The 2022 ATM Facility expired on March 18, 2025.

On May 27, 2025, Atomera entered into an Equity Distribution Agreement with Craig-Hallum as agent, under which the Company may offer and sell, from time to time at its sole discretion, shares of its $0.001 par value common stock in an at-the-market offering to or through the agent, having aggregate offering proceeds of up to $50.0 million (the “2025 ATM”). During the three months ended March 31, 2026, the Company sold approximately 1.3 million shares of common stock pursuant to 2025 ATM at an average price per share of approximately $2.47 resulting in approximately $3.1 million in net proceeds to the Company after deducting commissions and other offering expenses.

On February 24, 2026, the Company completed a registered direct offering (the “Offering”) of 5,000,000 shares of its $0.001 par value common stock at a purchase price of $5.00 per share pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors. In connection with the Offering, the Company entered into a placement agent agreement with Craig-Hallum, pursuant to which Craig-Hallum served as the exclusive placement agent for the issuance and sale of securities of the Company pursuant to the Purchase Agreement. As compensation for such placement agent services, the Company paid Craig-Hallum an aggregate cash fee equal to 5.0% of the gross proceeds received by the Company from the Offering and agreed to reimburse up to $75,000 of legal and other expenses actually incurred. Net proceeds to the Company after deducting the placement agent fee and expenses were approximately $23.6 million.

Based on the funds it has available as of the date of the filing of this report, the Company believes that it has sufficient capital to fund its current business plans and obligations over, at least, 24 months from the date that these financial statements have been issued. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its technology, competing technological and market developments, and the need to enter into collaborations with other companies or acquire technologies to enhance or complement its current offerings.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2026.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and its results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2025 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2026. These unaudited condensed financial statements should be read in conjunction with that report.

Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly-liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Cash equivalents may be invested in money market funds, treasury bills or U.S. government agency bonds. Cash and cash equivalents are carried at cost, which approximates their fair value.

The Company may also purchase short-term investments comprised of U.S. treasury bills and U.S. government agency bonds with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at their purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the condensed balance sheets and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss).

Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income, net in the condensed statements of operations when incurred. Unrealized gains and losses are included in other comprehensive income (loss) on the condensed balance sheets.

Recent Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 (as clarified by ASU 2025-01 in January 2025), Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses) (“ASU 2023-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not believe ASU 2024-03 will have a material impact on its financial position, results of operations or financial statement disclosure.

In May 2025, the FASB issued ASU 2025-04 Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer which clarifies the guidance on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer, with the intent to reduce diversity in practice and improve existing guidance by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. It also clarifies the guidance in Topic 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer “regardless of whether an award’s grant date has occurred”. ASU 2025-04 will be effective for the annual periods beginning after December 15, 2026 with early adoption permitted. The Company does not believe ASU 2025-04 will have a material impact on its financial position, results of operations or financial statement disclosure.

In September 2025, the FASB issued ASU 2025-06 Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments require that an entity capitalize software costs when both: management has authorized and committed to funding the software project; and it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 will be effective for the annual periods beginning after December 15, 2027. The Company does not believe ASU 2025-06 will have a material impact on its financial position, results of operations or financial statement disclosure.

4.	FAIR VALUE MEASUREMENTS

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements states that fair value represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, consists of:

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

The Company’s cash, cash equivalents and short-term investments classified by security type as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026
	Cost	Unrealized Gain/(Loss)	Accretion of Discount	Fair Value
Cash	$302	$–	$–	$302
Money Market Funds	6,134	–	–	6,134
US Treasury Bills	23,124	(7)	49	23,166
US Agency Bonds	11,496	(16)	8	11,488
Total	$41,056	$(23)	$57	$41,090

	December 31, 2025
	Cost	Unrealized Gain/(Loss)	Accretion of Discount	Fair Value
Cash	$279	$–	$–	$279
Money Market Funds	18,931	–	–	18,931
Total	$19,210	$–	$–	$19,210

5.	REVENUE

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

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition (in thousands):

	Three Months Ended March 31
	2026	2025
Primary geographic markets
North America	$11	$4
Asia Pacific	–	–
Total	$11	$4

Timing of revenue recognition
Products and services transferred at a point in time	$11	$–
Products and services transferred over time	–	4
Total	$11	$4

Unbilled contracts receivable

Timing of revenue recognition may differ from the timing of invoicing customers. Accounts receivable includes amounts billed and currently due from customers. Unbilled contracts receivable represents unbilled amounts expected to be received from customers in future periods, where the revenue recognized to date exceeds the amount billed, and the right to receive payment is subject to the underlying contractual terms. Unbilled contracts receivable amounts may not exceed their net realizable value and are classified as long-term assets if the payments are expected to be received more than one year from the reporting date. The Company had no unbilled contracts receivable as of March 31, 2026.

Deferred Revenue

The Company records deferred revenue for customers that were issued invoices, but from which the Company has not yet recognized the revenue based on its revenue recognition policy. As of March 31, 2026, the Company has approximately $96,000 in deferred revenue that is expected to be recognized in the next 12 months.

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock Options	3,586	3,582
Unvested restricted stock awards	185	423
Unvested restricted stock units	1,191	583
Total	4,962	4,588

7.	LEASES

The Company accounts for leases over one year under ASC 842. Lease expense for the Company’s operating leases consists of the lease payments recognized on a straight-line basis over the lease term. Expenses for the Company’s financing leases consists of the amortization expenses recognized on a straight-line basis over the lease term and interest expense.

The Company’s lease agreement for an epitaxial deposition tool used in the development and marketing of the Company’s technology established a monthly lease payment of $150,000 per month. The lease contains a provision for an annual adjustment of lease payments based on tool availability and usage during the preceding 12 months and the adjusted payment is calculated on August 1 of each year of the lease. Effective August 1, 2024, the lease payments for this tool were adjusted to $124,071 per month for the period August 1, 2024 through July 31, 2025. This adjustment to the lease payments also resulted in a reduction in the right-of-use (“ROU”) asset and corresponding lease liability. Effective August 1, 2025, the lease payments for this tool were adjusted to $133,125 per month for the period August 1, 2025 through April 30, 2026. The final three months of the lease were prepaid at the commencement of the lease. This adjustment to the lease payments also resulted in a reduction in the ROU asset and corresponding lease liability.

In December 2025, the Company and its landlord amended the lease of the corporate headquarters in Los Gatos, California. The amendment extends the expiration date of the lease from January 2026 to March 2031. An additional ROU asset and lease liability of approximately $856,000 was recorded during the year ended December 31, 2025. The lease liability is based on the present value of the minimum lease payments, discounted using an estimated incremental borrowing rate of 8.75%. The lease contains escalating payments on the anniversary of the original commencement of the lease which are included in the measurement of the lease liability. Additional payments based on a change in the Company’s share of the operating expenses, including property taxes and insurance are recorded as a period expense when incurred.

In February 2026, the Company and its landlord amended the lease of its Tempe office location. The lease also contains a performance standard for research collaboration with Arizona State University. The agreement requires a minimum value of collaboration in each year of the lease. The lease is accounted for under ASC 842 and accordingly, the research payments are included in the ROU and lease liability. The lease is for three years with an option to extend the lease for an additional two years. The lease liability is based on the present value of the minimum lease payments, discounted using an estimated incremental borrowing rate of 8.75%. An ROU asset and lease liability of approximately $342,000 was recorded during the three months ended March 31, 2026.

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

Lease expense for operating leases consists of the lease payments recognized on a straight-line basis over the lease term. Expenses for financing leases consists of the amortization expenses recognized on a straight-line basis over the lease term and interest expense. The components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Financing lease costs:
Amortization of ROU assets	$211	$251
Interest on lease liabilities	4	21
Total financing lease costs	$215	$272

Operating lease costs:
Fixed lease costs	$71	$65
Variable lease costs	–	1
Short-term lease costs	285	285
Total operating lease costs	$356	$351

Future minimum payments under non-cancellable leases as of March 31, 2026 were as follows (in thousands):

For the Year Ended December 31,	Financing leases	Operating leases
Remaining 2026	$106	$207
2027	–	292
2028	–	299
2029	–	306
2030	–	314
2031	–	64
Total future minimum lease payments	106	1,482
Less imputed interest	–	(285)
Total lease liability	$106	$1,197

The table below provides supplemental information and non-cash activity related to the Company’s operating and financing leases (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$25	$102
Cash paid for amounts included in the measurement of financing liabilities	$319	$297
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$342	$–

The table above does not include short-term leases that are one-year or less. The weighted average remaining discount rate is 5.25% for the Company’s financing leases and 8.75% for the Company’s operating leases. The weighted average remaining lease term is 0.3 years for the financing lease and 5.0 years for operating leases as of March 31, 2026.

8.	STOCK BASED COMPENSATION

In May 2017, the Company’s shareholders approved its 2017 Stock Incentive Plan (“2017 Plan”) after its 2007 Stock Incentive Plan (“2007 Plan”) had expired in March 2017. The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted shares of common stock and restricted stock units. The 2017 Plan provides for the issuance of 3,750,000 shares of common stock. In May 2023, the Company’s shareholders approved its 2023 Stock Incentive Plan (“2023 Plan”). The 2023 plan provides for the issuance of 2,000,000 shares of common stock. In May 2025, Company’s shareholders approved an amendment to the 2023 Plan, adding an additional 1,750,000 shares to this plan. All employees (including officers and directors who are also employees), as well as all of the nonemployee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2017 Plan and 2023 Plan. Generally, stock options, restricted stock and restricted stock units issued under the 2017 Plan and 2023 Plan vest over a period of one to four years from the date of grant. As of March 31, 2026, a total of approximately 777,000 shares remain available for issuance under the plans.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations for stock options, restricted stock awards and restricted stock units granted under the Company’s incentive plans (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$534	$459
General and administrative	829	599
Selling and marketing	43	(49)
Total	$1,406	$1,009

As of March 31, 2026, there was approximately $13.2 million of total unrecognized compensation expense related to unvested share-based compensation. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Time-Based Stock Options:

The Company records compensation expense for time-based stock options over the vesting term using the straight-line method. The fair value of employee stock options issued was estimated using the Black-Scholes method and the average grant date fair value was estimated to be $4.39 for three months ended March 31, 2026. There were no time-based stock options issued in the three months ended March 31, 2025. The following table summarizes time-based stock option activity during the three months ended March 31, 2026 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices per Share	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2026	2,907	$6.53
Granted	109	$5.24
Exercised	(22)	$5.70
Forfeited	(1)	$9.91
Expired	(143)	$7.66
Outstanding at March 31, 2026	2,850	$6.43	4.75	$149
Exercisable at March 31, 2026	2,276	$6.75	3.76	$25

The intrinsic value is based on the Company’s closing stock price of $3.81 on March 31, 2026.

Performance-based Stock Options:

In March 2026, the Company began issuing performance-based stock options (“PSOs”) to certain employees. The PSOs include both time-based and stock-price-based vesting thresholds, with 25% of the PSO time-vesting one year after the grant date and the remaining PSOs time-vesting over the next three years, but the PSOs only vest and become exercisable if the volume-weighted average price of the Company’s common stock as quoted on the Nasdaq Stock Market over any 30 consecutive trading days during the five-year period from the date of grant exceeds the stock-price hurdles specified in the PSO awards. The stock-price hurdles for PSOs granted during the three months ended March 31, 2026 were $7.50, $12.50 and $20.00. The fair value of these PSOs was estimated using a Monte Carlo simulation and the stock compensation expense is amortized over the requisite service period for each tranche, which is the longer of the derived service period or the explicit service period. The average grant date fair value was determined to be $3.87 on the day of grant. The following table summarizes PSO activity during the three months ended March 31, 2026 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices per Share	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2026	–	$–
Granted	736	$5.10
Outstanding at March 31, 2026	736	$5.10	4.95	$–

The intrinsic value is based on the Company’s closing stock price of $3.81 on March 31, 2026.

Restricted Stock Awards:

The Company has issued restricted stock awards to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock award activity during the three months ended March 31, 2026 (in thousands except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2026	234	$6.90
Vested	(42)	$8.74
Forfeited	(7)	$6.49
Outstanding non-vested shares at March 31, 2026	185	$6.49

Restricted Stock Units:

The Company issues restricted stock units (“RSUs”) to employees, directors and consultants and a portion of the RSUs issued are subject to time-based vesting and a portion are subject to performance-based vesting criteria. The fair value of time-based RSUs is based on the closing price on the day of grant and they vest over zero to four years. Awards of performance-based restricted stock units by the Company have a performance period of one, two or three years with the vesting of each award tranche dependent on the Company’s Total Shareholder Return (“TSR”) relative to the TSR of companies in the Russell 2000 Index over that tranche’s performance period. The fair value for performance-based awards is fixed at the grant date using a Monte Carlo simulation and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of TSR achievement. The following table summarizes all restricted stock unit activity during the three months ended March 31, 2026 (in thousands except per share data):

	Time-Based Units	Performance- Based Units	Total Restricted Stock Units	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2026	387	221	608	$7.62
Granted	454	277	731	$6.81
Vested	(27)	–	(27)	$6.34
Forfeited	(47)	(74)	(121)	$7.07
Outstanding at March 31, 2026	767	424	1,191	$7.21

9.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

The Company may be subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of March 31, 2026, or through the date these financial statements have been issued.

10.	SEGMENT INFORMATION

The Company operates as a single operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer and chief financial officer who review financial information. The CODM uses total operating expense, operating margin and related impact on cash consumption to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the overall headcount, allocation of headcount, research and development expenditures, licensing and royalty rates offered to customers and capital expenditure commitments. The measure of assets is reported on the accompanying condensed balance sheets as total assets.

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Revenue	$11	$4
Less expenses (1):
Employee related expenses	2,204	1,787
Stock-based compensation	1,406	1,009
Travel and entertainment	48	70
Tool related expenses	577	611
Consulting expenses	207	150
Metrology and other outsourced research expenses	559	461
Intellectual property related expenses	230	351
Other operating items(2)	1,104	1,028
Loss from operations	(6,324)	(5,463)
Other income (expense), net	251	254
Net loss	$(6,073)	$(5,209)

(1)	Expenses classified as cost of revenue are included in the line items presented and not as a separate category.
(2)	Other operating expenses include items not listed above separately. These include travel and entertainment, professional development, information technology costs, office related costs, depreciation, other research and development costs, other sales and marketing costs and other general and administrative costs.

11.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions through the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Atomera Incorporated should be read in conjunction with our financial statements and the accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q. Statements in this Quarterly Report include forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Our principal business objective is to enter into commercial license agreements that enable our customers to manufacture and sell MST-enabled products, generating license revenues and ongoing royalties. We also license our MSTcad® software to customers, enabling them to simulate the effects of MST on their products using Synopsys, Inc.’s technology computer-aided design, or TCAD, software. In addition, we offer fee-based integration engineering services to customers to evaluate the effects of MST as integrated into their manufacturing flow. Typically, we offer these services through paid evaluation arrangement, joint development agreements (“JDAs”) or integration license agreements.

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

On May 27, 2025, we entered into an Equity Distribution Agreement Craig-Hallum as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock in an “at-the-market” offering, (the “2025 ATM”) to or through the agent, having aggregate offering proceeds of up to $50.0 million. During the three months ended March 31, 2026, we sold approximately 1.3 million shares pursuant to the 2025 ATM at an average price per share of approximately $2.47 resulting in approximately $3.1 million of net proceeds to us after deducting commissions and other offering expenses.

On February 24, 2026, we completed a registered direct offering (the “Offering”) of 5,000,000 shares of our common stock at a purchase price of $5.00 per share pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors. In connection with the Offering, the Company entered into a placement agent agreement with Craig-Hallum, pursuant to which Craig-Hallum served as the exclusive placement agent for the issuance and sale of securities of the Company pursuant to the Purchase Agreement. As compensation for such placement agent services, the Company paid Craig-Hallum an aggregate cash fee equal to 5.0% of the gross proceeds received by the Company from the Offering and agreed to reimburse up to $75,000 of legal and other expenses actually incurred. Net proceeds to the Company after deducting the placement agent fee and expenses were approximately $23.6 million.

Results of Operations

Revenues. To date, we have only generated limited revenue from customer engagements for engineering services, integration license agreements, R&D licenses granted under a JDA and under our license agreement with ST Microelectronics and licensing of MSTcad. Our MSTcad licenses grant customers the right to use MSTcad software to simulate the effects of incorporating MST technology into their semiconductor manufacturing process. MSTcad licenses are granted on a monthly or yearly basis and revenue is recognized over time.

Revenue for the three months ended March 31, 2026 and 2025 was approximately $11,000 and $4,000, respectively. Our revenue for the period ended March 31, 2026, consisted of engineering services revenue from the delivery of MST wafers. Revenue for the period ended March 31, 2025 consisted of MSTcad licensing and related consulting services revenue.

Cost of revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to deliver wafers and perform services, and consulting services provided for our MSTcad licenses. Cost of revenue for the three months ended March 31, 2026 was approximately $126,000. No cost of revenue was recorded for the three months ended March 31, 2025. We anticipate that our cost of revenue will vary substantially depending on the mix of license and engineering services revenues we receive and the nature of products and/or services delivered in each customer engagement. Cost of revenue is expensed when incurred and may not correspond with revenue earned in the same period. Our cost of revenue in the three months ended March 31, 2026 is an example of this timing mismatch because our labor, wafer processing and metrology costs were incurred in advance of anticipated wafer shipments that will result in recognizing engineering services revenue in future periods.

Operating expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended March 31, 2026 and 2025, our operating expenses totaled approximately $6.2 million and $5.5 million, respectively.

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

For the three months ended March 31, 2026 and 2025, we incurred approximately $3.5 million and $3.3 million, respectively, of research and development expenses, an increase of approximately $202,000, or 6%. This increase was primarily due to increases in payroll and benefits costs of approximately $79,000 and stock-based compensation expenses of approximately $75,000.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs were approximately $2.3 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively, representing an increase of approximately $245,000, or 12%. The increase is primarily related to increases of approximately $229,000 in stock-based compensation expenses and payroll and benefits costs of approximately $168,000 offset by a decrease of approximately $121,000 in intellectual property related expenses.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the three months ended March 31, 2026 and 2025 were approximately $419,000 and $124,000, respectively, representing an increase of approximately $295,000, or 238%. The increase is primarily related to a $136,000 increase in employee related expenses, approximately $92,000 increase in stock based compensation and recruiting fees all related to an increase in headcount over the prior year.

Interest income. Interest income for the three months ended March 31, 2026 and 2025 was approximately $197,000 and $270,000, respectively. Interest income reflects interest earned on our cash, cash equivalents and short-term investments and are impacted by current interest rates and average balances over the periods presented.

Accretion income. Accretion income for the three months ended March 31, 206 and 2025 was approximately $57,000 and $6,000, respectively. Accretion income relates to the increase in value of our available-for-sale securities from the purchase date through the maturity date.

Interest expense. Interest expense for the three months ended March 31, 2026 and 2025, was approximately $4,000 and $21,000, respectively. Interest expense is related to the tool financing lease entered into in August 2021.

Other income (expense), net. Other income for the three months ended March 31, 2026 and 2025 was approximately $1,000 and ($1,000), respectively.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $4.6 million for the three months ended March 31, 2026 resulted primarily from our net loss of approximately $6.1 million offset by approximately $1.4 million of stock-based compensation.

Net cash used in operating activities of approximately $4.8 million for the three months ended March 31, 2025 resulted primarily from our net loss of approximately $5.2 million and a decrease in our accrued payroll expenses of approximately $926,000, offset by approximately $1.0 million of stock-based compensation and an increase of approximately $269,000 in accounts payable.

Net cash used in investing activities of approximately $27.0 million for the three months ended March 31, 2026 consisted of the purchase of short-term available-for-sale investments.

Net cash provided by investing activities of approximately $996,000 for the three months ended March 31, 2025 consisted primarily of the maturity of short-term available-for-sale investments.

Net cash provided by financing activities of approximately $26.5 million for the three months ended March 31, 2026 primarily related to the net proceeds from sales under our registered direct offering of common stock, sales under the 2025 ATM and stock option exercises, offset by the principal payments on our financing lease.

Net cash provided by financing activities of approximately $2.1 million for the three months ended March 31, 2025 primarily related to the net proceeds from sales under our 2022 ATM, offset by the principal payments on our financing lease.

Liquidity and Capital Resources

As of March 31, 2026, we had cash, cash equivalents and short-term investments of approximately $41.1 million and working capital of approximately $39.9 million. For the three months ended March 31, 2026 we had a net loss of approximately $6.1 million and used approximately $4.6 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

During the three months ended March 31, 2026, we sold approximately 1.3 million shares of commons stock pursuant to the 2025 ATM at an average price per share of approximately $2.47, resulting in approximately $3.1 million of net proceeds to the Company after deducting commissions and other offering expenses.

During the three months ended March 31, 2026, we sold five million shares of common stock in a registered direct offering, at a purchase price of $5.00 per share. As compensation for such placement agent services, the Company paid Craig-Hallum an aggregate cash fee equal to 5.0% of the gross proceeds received by the Company from the Offering and agreed to reimburse up to $75,000 of legal and other expenses as actually incurred. Net proceeds to the Company after deducting the placement agent fee and expenses were approximately $23.6 million.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates from those included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have not been any changes to our internal controls over financial reporting (as defined by Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026.

Item 5. Other Information

The table below summarizes the terms of arrangements adopted or terminated by officers or directors during the three months ended March 31, 2026. All of the trading arrangements listed below are intended to satisfy the affirmative defense conditions of Rule 10b5-1c.

Name and Position	Adoption Date	Total Number of Shares to be Sold	Expiration Date
Robert Mears,	Adopted	Up to 60,470 (1)	March 19, 2027
Chief Technology Officer	March 9, 2026
Robert Mears,	Adopted	Up to 86,580(2)	March 19, 2027
Chief Technology Officer	March 9, 2026

(1)

The actual number of shares sold will depend on the vesting of restricted stock awards and the number of shares withheld by the Company to satisfy its income tax withholding obligations, and may vary from the approximate number provided.

(2)	The actual number of shares sold is dependent on the exercise of stock options at specific prices with the subsequent sale of the underlying shares at specific price targets.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q:

Exhibit No.	Description	Method of filing
10.1	Form of Securities Purchase Agreement dated February 23, 2026 between the Registrant and the purchasers thereto	Incorporated by reference from the Registrant’s Form 8-K filed on February 24, 2026
10.2	Placement Agent Agreement dated February 23, 2026 between the Registrant and Craig-Hallum Capital Group, LLC	Incorporated by reference from the Registrant’s Form 8-K filed on February 24, 2026
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed electronically herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATOMERA INCORPORATED.

Date: May 5, 2026	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: May 5, 2026	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

