Form 10-Q
period 2026-06-30
Atomera Inc
filed 2026-08-06
CIK 1420520

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, as of July 31, 2026 is 39,024,042.

Atomera Incorporated

PART I. Financial Information

Item 1. Financial Statements

Atomera Incorporated

Condensed Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$15,146	$19,210
Short-term investments	23,206	–
Interest receivable	58	54
Prepaid expenses and other current assets	542	338
Total current assets	38,952	19,602
Property and equipment, net	59	60
Security deposit	14	14
Operating lease right-of-use asset	1,128	884
Financing lease right-of-use-asset	70	533
Total assets	$40,223	$21,093

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$569	$608
Accrued expenses	297	168
Accrued payroll-related expenses	1,118	650
Current operating lease liability	304	147
Current financing lease liability	–	420
Deferred revenue	–	7
Total current liabilities	2,288	2,000
Long-term operating lease liability	860	712
Total liabilities	3,148	2,712

Commitments and contingencies (see Note 9)	–	–

Stockholders’ equity:
Preferred stock $0.001 par value, authorized 2,500 shares; none issued and outstanding as of June 30, 2026 and December 31, 2025	–	–
Common stock: $0.001 par value, authorized 47,500 shares; 39,024 shares issued and outstanding as of June 30, 2026; and 32,354 shares issued and outstanding as of December 31, 2025	39	32
Additional paid in capital	291,157	260,043
Other comprehensive income (loss)	(18)	–
Accumulated deficit	(254,103)	(241,694)
Total stockholders’ equity	37,075	18,381
Total liabilities and stockholders’ equity	$40,223	$21,093

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$158	$–	$169	$4
Cost of revenue	(26)	(62)	(152)	(62)
Gross (loss) margin	132	(62)	17	(58)

Operating expenses
Research and development	3,287	3,004	6,744	6,259
General and administrative	3,167	2,048	5,500	4,136
Selling and marketing	437	141	856	265
Total operating expenses	6,891	5,193	13,100	10,660

Loss from operations	(6,759)	(5,255)	(13,083)	(10,718)

Other income (expense)
Interest income	172	234	369	504
Accretion income	178	–	235	6
Interest expense	(1)	(18)	(5)	(39)
Other income, net	74	72	75	71
Total other income (expense), net	423	288	674	542

Net loss	$(6,336)	$(4,967)	$(12,409)	$(10,176)

Net loss per common share, basic	$(0.17)	$(0.17)	$(0.34)	$(0.34)
Net loss per common share, diluted	$(0.17)	$(0.17)	$(0.34)	$(0.34)

Weighted average number of common shares outstanding, basic	38,647	30,397	36,961	30,321
Weighted average number of common shares outstanding, diluted	38,647	30,397	36,961	30,321

The accompanying notes are an integral part of these condensed financial statements.

4

Atomera Incorporated

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(6,336)	$(4,967)	$(12,409)	$(10,176)
Unrealized gain (loss) on available-for-sale securities	5	–	(18)	(1)
Comprehensive net loss	$(6,331)	$(4,967)	$(12,427)	$(10,177)

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance January 1, 2026	32,354	$32	$260,043	$–	$(241,694)	$18,381
Stock-based compensation	27	–	1,406	–	–	1,406
Stock option exercises	22	–	124	–	–	124
Forfeiture of restricted stock award	(7)	–	–	–	–	–
Registered direct offering of common stock, net of commissions and offering costs	5,000	5	23,591	–	–	23,596
At-the-market sale of stock, net of commissions and offering costs	1,320	2	3,137	–	–	3,139
Net loss	–	–	–	–	(6,073)	(6,073)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(23)	–	(23)
Balance March 31, 2026	38,716	$39	$288,301	$(23)	$(247,767)	$40,550
Stock-based compensation	139	–	1,741	–	–	1,741
Stock option exercises	169	–	1,156	–	–	1,156
At-the-market sale of stock, net of commissions and offering costs	–	–	(41)	–	–	(41)
Net loss	–	–	–	–	(6,336)	(6,336)
Unrealized gain (loss) on available-for-sale securities	–	–	–	5	–	5
Balance June 30, 2026	39,024	$39	$291,157	$(18)	$(254,103)	$37,075

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance January 1, 2025	30,540	$31	$246,565	$1	$(221,520)	$25,077
Stock-based compensation	–	–	1,009	–	–	1,009
At-the-market sale of stock, net of commissions and offering costs	164	–	2,407	–	–	2,407
Net loss	–	–	–	–	(5,209)	(5,209)
Unrealized gain (loss) on available-for-sale securities	–	–	–	(1)	–	(1)
Balance March 31, 2025	30,704	$31	$249,981	$–	$(226,729)	$23,283
Stock-based compensation	28	–	1,278	–	–	1,278
Stock option exercises	173	–	905	–	–	905
At-the-market sale of stock, net of commissions and offering costs	185	–	792	–	–	792
Net loss	–	–	–	–	(4,967)	(4,967)
Balance June 30, 2025	31,090	$31	$252,956	$–	$(231,696)	$21,291

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(12,409)	$(10,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	24
Operating lease right of use asset amortization	98	125
Financing lease right of use asset amortization	422	501
Stock-based compensation	3,147	2,287
Net accretion of discounts on available-for-sale securities	(202)	(6)
Loss on asset disposal	2	–
Changes in operating assets and liabilities:
Accounts receivable	–	6
Interest receivable	72	10
Prepaid and other current assets	(163)	(358)
Accounts payable	(39)	173
Accrued expenses	129	(32)
Accrued payroll expenses	468	(679)
Operating lease liability	(37)	(158)
Deferred revenue	(7)	(4)
Net cash used in operating activities	(8,504)	(8,287)

Cash flows from investing activities
Acquisition of property and equipment	(16)	(14)
Purchase of available-for-sale securities	(26,988)	–
Maturity of available-for-sale securities	3,890	1,000
Net cash provided by/(used in) investing activities	(23,114)	986

Cash flows from financing activities
Proceeds from registered direct offering of common stock net of commissions and expenses	23,596	–
Proceeds from at-the-market sale of stock, net of commissions and expenses	3,098	3,199
Proceeds from exercise of stock options	1,280	905
Payments on principal of financing lease	(420)	(555)
Net cash provided by financing activities	27,554	3,549

Net (decrease) in cash and cash equivalents	(4,064)	(3,752)

Cash and cash equivalents at beginning of period	19,210	25,778

Cash and cash equivalents at end of period	$15,146	$22,026

Supplemental information:
Cash paid for interest	$4	$39
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these condensed financial statements.

Atomera Incorporated

Notes to the Unaudited Condensed Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025

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

At June 30, 2026, the Company had cash, cash equivalents and short-term investments of approximately $38.4 million and working capital of approximately $36.7 million. The Company has generated only limited revenues since inception and has incurred recurring operating losses. Accordingly, it is subject to all the risks inherent in the initial organization, financing, expenditures, and scaling of a new business that is not generating positive cashflow.

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

On May 27, 2025, Atomera entered into an Equity Distribution Agreement with Craig-Hallum as agent, under which the Company may offer and sell, from time to time at its sole discretion, shares of its $0.001 par value common stock in an at-the-market offering to or through the agent, having aggregate offering proceeds of up to $50.0 million (the “2025 ATM”). During six months ended June 30, 2026, the Company sold approximately 1.3 million shares of common stock pursuant to 2025 ATM at an average price per share of approximately $2.47 resulting in approximately $3.1 million in net proceeds to the Company after deducting commissions and other offering expenses. The Company did not sell any shares of common stock pursuant to the 2025 ATM during the three months ended June 30, 2026.

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and its results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. The balance sheet information as of December 31, 2025 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2026. These unaudited condensed financial statements should be read in conjunction with that report.

Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly-liquid investments with an original maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents may be invested in money market funds, treasury bills or U.S. government agency bonds. Cash and cash equivalents are carried at cost, which approximates their fair value.

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

Recent Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 (as clarified by ASU 2025-01 in January 2025), Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ASU 2023-03, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not believe ASU 2024-03 will have a material impact on its financial position, results of operations or financial statement disclosure.

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

The Company’s cash, cash equivalents and short-term investments classified by security type as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026
	Cost	Unrealized Gain/(Loss)	Accretion of Discount	Fair Value
Cash	$302	$–	$–	$302
Money Market Funds	14,844	–	–	14,844
US Treasury Bills	11,560	(2)	127	11,685
US Agency Bonds	11,496	(16)	41	11,521
Total	$38,202	$(18)	$168	$38,352

	December 31, 2025
	Cost	Unrealized Gain/(Loss)	Accretion of Discount	Fair Value
Cash	$279	$–	$–	$279
Money Market Funds	18,931	–	–	18,931
Total	$19,210	$–	$–	$19,210

5.	REVENUE

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

The following table provides information about disaggregated revenue by primary geographical markets and timing of revenue recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Primary geographic markets
North America	$116	$–	$127	$4
Asia Pacific	42	–	42	–
Total	$158	$–	$169	$4

Timing of revenue recognition
Products and services transferred at a point in time	$158	$–	$169	$–
Products and services transferred over time	–	–	–	4
Total	$158	$–	$169	$4

Unbilled contracts receivable

Timing of revenue recognition may differ from the timing of invoicing customers. Accounts receivable includes amounts billed and currently due from customers. Unbilled contracts receivable represents unbilled amounts expected to be received from customers in future periods, where the revenue recognized to date exceeds the amount billed, and the right to receive payment is subject to the underlying contractual terms. Unbilled contracts receivable amounts may not exceed their net realizable value and are classified as long-term assets if the payments are expected to be received more than one year from the reporting date. The Company had no unbilled contracts receivable as of June 30, 2026.

Deferred Revenue

The Company records deferred revenue for customers that were issued invoices, but from which the Company has not yet recognized the revenue based on its revenue recognition policy. As of June 30, 2026, the Company had no deferred revenue.

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

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive (in thousands):

	Six Months Ended June 30,
	2026	2025
Stock Options	3,407	3,323
Unvested restricted stock awards	154	318
Unvested restricted stock units	1,110	635
Total	4,671	4,276

7.	LEASES

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

In February 2026, the Company and its landlord amended the lease of its Tempe office location. The lease also contains a performance standard for research collaboration with Arizona State University. The agreement requires a minimum value of collaboration in each year of the lease. The lease is accounted for under ASC 842 and accordingly, the research payments are included in the ROU and lease liability. The lease is for three years with an option to extend the lease for an additional two years. The lease liability is based on the present value of the minimum lease payments, discounted using an estimated incremental borrowing rate of 8.75%. An ROU asset and lease liability of approximately $342,000 was recorded during the six months ended June 30, 2026.

In December 2025, the Company enteredz into a lease agreement for an epitaxial deposition tool in Tempe, Arizona, distinct from the tool previously mentioned. The term of this lease is for 12 months beginning on January 1, 2026 for $95,000 per month. Since the lease term is not for more than one year and there are no extension provisions in the lease, the future lease payments are not included in the lease obligations on the Company’s condensed balance sheets.

Lease expense for operating leases consists of the lease payments recognized on a straight-line basis over the lease term. Expenses for financing leases consists of the amortization expenses recognized on a straight-line basis over the lease term and interest expense. The components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Financing lease costs:
Amortization of ROU assets	$211	$250	$422	$501
Interest on lease liabilities	1	18	5	39
Total financing lease costs	$212	$268	$427	$540

Operating lease costs:
Fixed lease costs	$73	$66	$144	$131
Variable lease costs	–	1	–	2
Short-term lease costs	285	286	570	571
Total operating lease costs	$358	$353	$714	$704

Future minimum payments under non-cancellable leases as of June 30, 2026 were as follows (in thousands):

For the Year Ended December 31,	Financing leases	Operating leases
Remaining 2026	$–	$148
2027	–	292
2028	–	299
2029	–	306
2030	–	314
2031	–	64
Total future minimum lease payments	–	1,423
Less imputed interest	–	(259)
Total lease liability	$–	$1,164

The table below provides supplemental information and non-cash activity related to the Company’s operating and financing leases are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$59	$62	$84	$164
Cash paid for amounts included in the measurement of financing liabilities	$106	$297	$425	$594
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$–	$–	$342	$–

The table above does not include short-term leases that are one-year or less. The weighted average remaining discount rate is 0.0% for the Company’s financing leases and 8.75% for the Company’s operating leases. The weighted average remaining lease term is 0 years for the financing lease and 4.7 years for operating leases as of June 30, 2026.

8.	STOCK BASED COMPENSATION

In May 2017, the Company’s shareholders approved its 2017 Stock Incentive Plan (“2017 Plan”) after its 2007 Stock Incentive Plan (“2007 Plan”) had expired in March 2017. The 2017 Plan provides for the grant of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock and for the grant of restricted and unrestricted shares of common stock and restricted stock units. The 2017 Plan provides for the issuance of 3,750,000 shares of common stock. In May 2023, the Company’s shareholders approved its 2023 Stock Incentive Plan (“2023 Plan”). The 2023 plan provides for the issuance of 2,000,000 shares of common stock. In May 2025, the Company’s shareholders approved an amendment to the 2023 Plan, adding an additional 1,750,000 shares to this plan. All employees (including officers and directors who are also employees), as well as all of the nonemployee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2017 Plan and 2023 Plan. Generally, stock options, restricted stock and restricted stock units issued under the 2017 Plan and 2023 Plan vest over a period of one to four years from the date of grant. As of June 30, 2026, a total of approximately 729,000 shares remain available for issuance under the plans.

The following table summarizes the stock-based compensation expense recorded in the Company’s results of operations for stock options, restricted stock awards and restricted stock units granted under the Company’s incentive plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$631	$536	$1,165	$995
General and administrative	1,038	740	1,867	1,339
Selling and marketing	72	2	115	(47)
Total	$1,741	$1,278	$3,147	$2,287

As of June 30, 2026, there was approximately $12.0 million of total unrecognized compensation expense related to unvested share-based compensation. This cost is expected to be recognized over a weighted-average period of 2.16 years.

Time-Based Stock Options:

The Company records compensation expense for time-based stock options over the vesting term using the straight-line method. The fair value of employee stock options issued was estimated using the Black-Scholes method and the average grant date fair value was estimated to be $5.00 for both three and six months ended June 30, 2025 and $8.54 and $4.45 for the three and six months ended June 30, 2026, respectively. The following table summarizes time-based stock option activity during the six months ended June 30, 2026 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices per Share	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2026	2,907	$6.53
Granted	110	$5.30
Exercised	(190)	$6.73
Forfeited	(1)	$9.91
Expired	(155)	$7.84
Outstanding at June 30, 2026	2,671	$6.38	4.74	$8,195
Exercisable at June 30, 2026	2,143	$6.72	3.80	$6,245

The intrinsic value is based on the Company’s closing stock price of $8.71 on June 30, 2026.

Performance-based Stock Options:

In March 2026, the Company began issuing performance-based stock options (“PSOs”) to certain employees. The PSOs include both time-based and stock-price-based vesting thresholds, with 25% of the PSO time-vesting one year after the grant date and the remaining PSOs time-vesting over the next three years, but the PSOs only vest and become exercisable if the volume-weighted average price of the Company’s common stock as quoted on the Nasdaq Stock Market over any 30 consecutive trading days during the five-year period from the date of grant exceeds the stock-price hurdles specified in the PSO awards. The stock-price hurdles for PSOs granted were $7.50, $12.50 and $20.00. The fair value of these PSOs was estimated using a Monte Carlo simulation and the stock compensation expense is amortized over the requisite service period for each tranche, which is the longer of the derived service period or the explicit service period. Approximately 184,000 options achieved the performance criteria and will begin vesting one year after the grant date. The average grant date fair value was determined to be $3.87 on the day of grant. The following table summarizes PSO activity during the six months ended June 30, 2026 (in thousands except exercise prices and contractual terms):

	Number of Shares	Weighted- Average Exercise Prices per Share	Weighted- Average Remaining Contractual Term (In Years)	Intrinsic Value
Outstanding at January 1, 2026	–	$–
Granted	736	$5.10
Outstanding at June 30, 2026	736	$5.10	9.70	$2,658
Exercisable at June 30, 2026	–	$–	–	$–

The intrinsic value is based on the Company’s closing stock price of $8.71 on June 30, 2026.

Restricted Stock Awards:

The Company has issued restricted stock awards to employees, directors and consultants and estimates the fair value based on the closing price on the day of grant. The following table summarizes all restricted stock award activity during the six months ended June 30, 2026 (in thousands except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2026	234	$6.90
Vested	(73)	$7.81
Forfeited	(7)	$6.49
Outstanding non-vested shares at June 30, 2026	154	$6.49

Restricted Stock Units:

The Company issues restricted stock units (“RSUs”) to employees, directors and consultants and a portion of the RSUs issued are subject to time-based vesting and a portion are subject to performance-based vesting criteria. The fair value of time-based RSUs is based on the closing price on the day of grant and they vest over zero to four years. Awards of performance-based restricted stock units by the Company have a performance period of one, two or three years with the vesting of each award tranche dependent on the Company’s Total Shareholder Return (“TSR”) relative to the TSR of companies in the Russell 2000 Index over that tranche’s performance period. The fair value for performance-based awards is fixed at the grant date using a Monte Carlo simulation and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of TSR achievement. The following table summarizes all restricted stock unit activity during the six months ended June 30, 2026 (in thousands except per share data):

	Time-Based Units	Performance- Based Units	Total Restricted Stock Units	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2026	387	221	608	$7.62
Granted	512	277	789	$6.92
Vested	(166)	–	(166)	$6.55
Forfeited	(47)	(74)	(121)	$7.07
Outstanding at June 30, 2026	686	424	1,110	$7.35

9.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

The Company may be subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of June 30, 2026, or through the date these financial statements have been issued.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June,		Six Months Ended June,
	2026	2025	2026	2025
Revenue	$158	$–	$169	$4
Less expenses (1):
Employee related expenses	2,505	1,516	4,708	3,303
Stock-based compensation	1,741	1,278	3,147	2,287
Tool related expenses	638	611	1,215	1,222
Consulting expenses	123	107	330	256
Metrology and other outsourced research expenses	386	441	944	902
Intellectual property related expenses	599	302	829	653
Other operating items(2)	925	1,000	2,079	2,099
Operating margin	(6,759)	(5,255)	(13,083)	(10,718)
Other income (expense), net	423	288	674	542
Net loss	$(6,336)	$(4,967)	$(12,409)	$(10,176)

(1)	Expenses classified as cost of revenue are included in the line items presented and not as a separate category.
(2)	Other operating expenses include items not listed above separately. These include travel and entertainment, professional development, information technology costs, office related costs, depreciation, other research and development costs, other sales and marketing costs and other general and administrative costs.

11.	SUBSEQUENT EVENTS

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

Our principal business objective is to enter into commercial license agreements that enable our customers to manufacture and sell MST-enabled products, generating license revenues and ongoing royalties. We also license our MSTcad® software to customers, enabling them to simulate the effects of MST on their products using Synopsys, Inc.’s technology computer-aided design, or TCAD, software. In addition, we offer fee-based integration engineering services to customers to evaluate the effects of MST as integrated into their manufacturing flow. Typically, we offer these services through paid evaluation arrangements, joint development agreements (“JDAs”) or integration license agreements.

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

On May 27, 2025, we entered into an Equity Distribution Agreement Craig-Hallum as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock in an “at-the-market” offering, (the “2025 ATM”) to or through the agent, having aggregate offering proceeds of up to $50.0 million. During the three months ended June 30, 2026, no shares were sold pursuant to the 2025 ATM. During the six months ended June 30, 2026, approximately 1.3 million shares were sold pursuant to the 2025 ATM at an average price per share of approximately $2.47 resulting in approximately $3.1 million of net proceeds to us after deducting commissions and other offering expenses.

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

Revenue for the three and six months ended June 30, 2026 was approximately $158,000 and $169,000, respectively. Revenue consisted of engineering services revenue from the delivery of MST wafers. Revenue for the three and six months ended June 30, 2025 consisted of approximately $0 and $4,000 and consisted of MSTcad licensing and related consulting services revenue.

Cost of revenue. Cost of revenue consists of costs of materials, as well as direct compensation and expenses incurred to deliver wafers and perform services, and consulting services provided for our MSTcad licenses. Cost of revenue for the three and six months ended June 30, 2026 was approximately $26,000 and $152,000, respectively. Cost of revenue for the three and six months ended June 30, 2025 was approximately $62,000 and $62,000, respectively. We anticipate that our cost of revenue will vary substantially depending on the mix of license and engineering services revenues we receive and the nature of products and/or services delivered in each customer’s engagement. Cost of revenue is expensed when incurred and may not correspond with revenue earned in the same period.

Operating expenses. Operating expenses consist of research and development, general and administrative, and selling and marketing expenses. For the three months ended June 30, 2026 and 2025, our operating expenses totaled approximately $6.9 million and $5.2 million, respectively. For the six months ended June 30, 2026 and 2025, our operating expenses totaled approximately $13.1 million and $10.7 million, respectively.

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

For the three months ended June 30, 2026 and 2025, we incurred approximately $3.3 million and $3.0 million, respectively, of research and development expenses, an increase of approximately $283,000, or 9%. This increase was primarily due to increases in bonus accrual of approximately $146,000, stock-based compensation cost of approximately $96,000 and tool lease costs of approximately $40,000.

For the six months ended June 30, 2026 and 2025, we incurred approximately $6.8 million and $6.3 million, respectively, of research and development expenses, an increase of approximately $485,000, or 8%. This increase was primarily due to increases in bonus accrual of approximately $251,000, stock-based compensation cost of approximately $171,000 and an increase of approximately $52,000 in severance costs.

General and administrative expense. General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative costs were approximately $3.2 million and $2.0 million for the three months ended June 30, 2026 and 2025, respectively, representing an increase of approximately $1.1 million, or 55%. The increase is primarily related to increases of approximately $541,000 in bonus accrual, stock-based compensation expenses of approximately $298,000 and an increase in legal costs and filing fees related to our patent portfolio of approximately $296,000.

For the six months ended June 30, 2026 and 2025, general and administrative costs were approximately $5.5 million and $4.1 million, respectively, representing an increase of approximately $1.4 million, or 33%. The increase is primarily related to increases of approximately $670,000 in bonus accrual, stock-based compensation expenses of approximately $528,000 and an increase in legal costs and filing fees related to our patent portfolio of approximately $176,000.

Selling and marketing expense. Selling and marketing expenses consist primarily of salary and benefits for our sales and marketing personnel and business development consulting services. Selling and marketing expenses for the three months ended June 30, 2026 and 2025 were approximately $437,000 and $141,000, respectively, representing an increase of approximately $296,000, or 210%. The increase is primarily related to a $273,000 increase in employee-related expenses and approximately $70,000 increase in stock-based compensation, all related to an increase in headcount over the prior year.

Selling and marketing expenses for the six months ended June 30, 2026 and 2025 were approximately $856,000 and $265,000, respectively, representing an increase of approximately $591,000, or 223%. The increase is primarily related to a $409,000 increase in employee-related expenses, approximately $162,000 increase in stock-based compensation and recruiting fees all related to an increase in headcount over the prior year.

Interest income. Interest income for the three months ended June 30, 2026 and 2025 was approximately $172,000 and $234,000, respectively. Interest income for the six months ended June 30, 2026 and 2025 was approximately $369,000 and $504,000, respectively. Interest income reflects interest earned on our cash, cash equivalents and short-term investments and are impacted by current interest rates and average balances over the periods presented.

Accretion income. Accretion income for the three and six months ended June 30, 2026 was approximately $178,000 and $235,000, respectively. Accretion income for the three and six months ended June 30, 2025 was approximately $0 and $6,000, respectively. Accretion income relates to the increase in value of our available-for-sale securities from the purchase date through the maturity date.

Interest expense. Interest expenses for the three months ended June 30, 2026 and 2025 were approximately $1,000 and $18,000, respectively. Interest expenses for the six months ended June 30, 2026 and 2025 were approximately $5,000 and $39,000, respectively. Interest expense is related to the tool financing lease entered into in August 2021.

Other income (expense), net. Other income for the three months ended June 30, 2026 and 2025 was approximately $74,000 and $72,000 respectively, and for the six months ended June 30, 2026 and 2025 was approximately $75,000 and $71,000, respectively. For all periods presented, these amounts consist primarily of a refundable state research and development tax credit, net of filing costs and tax consulting services.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities of approximately $8.5 million for the six months ended June 30, 2026 resulted primarily from our net loss of approximately $12.4 million offset by approximately $3.2 million of stock-based compensation, amortization of our operating right-of-use assets of approximately $422,000 and an increase of approximately $468,000 in accrued payroll which primarily consists of our annual bonus accrual.

Net cash used in operating activities of approximately $8.3 million for the six months ended June 30, 2025 resulted primarily from our net loss of approximately $10.2 million and a decrease in our accrued payroll expenses of approximately $979,000, offset by approximately $2.3 million of stock-based compensation.

Net cash used in investing activities of approximately $23.1 million for the six months ended June 30, 2026 consisted primarily of the purchase of short-term available-for-sale investments offset by the maturity of short-term investments.

Net cash provided by investing activities of approximately $986,000 for the six months ended June 30, 2025 consisted primarily of the maturity of short-term available-for-sale investments.

Net cash provided by financing activities of approximately $27.6 million for the six months ended June 30, 2026 primarily related to the net proceeds from sales under our registered direct offering of common stock, sales under the 2025 ATM and stock option exercises, offset by the principal payments on our financing lease.

Net cash provided by financing activities of approximately $3.5 million for the six months ended June 30, 2025 primarily related to the net proceeds from sales under our ATM and stock option exercises, offset by the principal payments on our financing lease.

Liquidity and Capital Resources

As of June 30, 2026, we had cash, cash equivalents and short-term investments of approximately $38.4 million and working capital of approximately $36.7 million. For the six months ended June 30, 2026 we had a net loss of approximately $12.4 million and used approximately $8.5 million of cash and cash equivalents in operations. Since inception, we have incurred recurring operating losses.

During the six months ended June 30, 2026, we sold approximately 1.3 million shares of common stock pursuant to 2025 ATM at an average price per share of approximately $2.47 resulting in approximately $3.1 million in net proceeds after deducting commissions and other offering expenses. No shares were sold under the 2025 ATM in the three months ended June 30, 2026.

On February 24, 2026, we sold five million shares of common stock in a registered direct offering, at a purchase price of $5.00 per share. As compensation for such placement agent services, the Company paid Craig-Hallum an aggregate cash fee equal to 5.0% of the gross proceeds received by the Company from the Offering and agreed to reimburse up to $75,000 of legal and other expenses as actually incurred. Net proceeds to the Company after deducting the placement agent fee and expenses were approximately $23.6 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have not been any changes to our internal controls over financial reporting (as defined by Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three-month period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1A. Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q:

Exhibit No.	Description	Method of filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.
3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Form 8-K filed on February 11, 2026.
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016.
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 30, 2016
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	Filed electronically herewith
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed electronically herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATOMERA INCORPORATED.

Date: August 6, 2026	By:	/s/ Scott A. Bibaud
Scott A. Bibaud Chief Executive Officer,
(Principal Executive Officer)
and Director

Date: August 6, 2026	By:	/s/ Francis B. Laurencio
Francis B. Laurencio
Chief Financial Officer
(Principal Financial and
Accounting Officer)

